Form 10-K
period 2021-12-25
ENGLOBAL CORP
filed 2022-03-11
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2021

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 001-14217

ENGlobal Corporation
(Exact name of registrant as specified in its charter)

Nevada	88-0322261
(State or other jurisdiction of incorporation or organization)	(I.R.S Employer Identification No.)

11740 Katy Fwy - Energy Tower III, 11th floor Houston, TX	77079
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (281) 878-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	ENG	NASDAQ

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐     No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 25, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was $62,193,407 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 25, 2021).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 10, 2022 is as follows: 35,230,675 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2022 Annual Meeting of Stockholders or an amendment to this Report to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ENGLOBAL CORPORATION

2021 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in Part I, Item 1A. Risk Factors of this Report, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition, and results of operations, including on our revenues and profitability; (2) our ability to increase our backlog, revenue and profitability; (3) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (4) the effect of economic downturns and the volatility and level of oil and natural gas prices, including the severe disruptions in the worldwide economy, including the global demand for oil and natural gas, resulting from the COVID-19 pandemic; (5) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (6) our ability to identify, evaluate, and complete any transactions in connection with our review of strategic transactions; (7) the impact of the announcement of our review of strategic transactions on our business, including our financial and operating results, or our employees, suppliers and customers; (8) our ability to realize project awards or contracts on our pending proposals, and the timing, scope and amount of any related awards or contracts; (9) our ability to retain existing customers and attract new customers; (10) our ability to accurately estimate the overall risks, revenue or costs on a contract; (11) the risk of providing services in excess of original project scope without having an approved change order; (12) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of engineered modular solutions to its customer base; (13) our ability to attract and retain key professional personnel; (14) our ability to obtain additional financing when needed; (15) our debt obligations may limit our financial flexibility; (16) our dependence on one or a few customers; (17) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks; (18) the risk of unexpected liability claims or poor safety performance; (19) our ability to identify, consummate and integrate potential acquisitions; (20) our reliance on third-party subcontractors and equipment manufacturers; (21) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (22) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and our fabrication and construction capabilities. We believe our vertically-integrated strategy allows us to differentiate our company from most of our competitors as a full-service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project cost and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems. All of the information contained in this Report relates to the annual periods ended December 25, 2021 and December 26, 2020, both of which contained 52 weeks.

We derive revenues primarily from three sources: (i) business development efforts, (ii) preferred provider or alliance agreements with strategic end-user clients, original equipment manufacturers, and technology partners, and (iii) referrals from existing customers and industry members. Our business development professionals are focused on specific market segments within the energy industry. The market segments that we are targeting include Renewables, Automation, Oil, Gas, and Petrochemicals, and Government Services. This market focus allows us to develop centers of expertise for each of our targeted markets.

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

Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services or umbrella agreements (“MSAs”) typically have a duration of three to five years. This allows our clients to release work to us without having to negotiate contract terms for each individual project. With the primary terms of the contract agreed to, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

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

Our Oil, Gas, and Petrochemical group focuses on providing engineering, procurement, construction, and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. In addition, this group designs, programs and maintains supervisory control and data acquisition (“SCADA”) systems for our transportation clients. This group also provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

Our Government Services group provides services related to the engineering, design, installation and maintenance of automated fuel handling and tank gauging systems for the U.S. military across the globe.

We have positioned ourselves as a full-service, vertically-integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our sales efforts is that our proposal pipeline continues to increase as we are now focused on selling complete packaged solutions as opposed to our past focus of primarily selling consultant man-hours. Many of these proposals have very long lead times and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level or foreseeable time period. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some delays to the contracting sequence. At December 25, 2021, our backlog was $12.8 million. Of this amount, $7.0 million was for our Commercial segment and $5.8 million was for our Government segment. This compares to a total backlog of $24.3 million as of December 26, 2020 with $15.0 million for our Commercial segment and $9.3 million for our Government segment.

We continue to be mindful of our overhead structure. We have made significant investments in key business development and other essential personnel, product developments and new facilities and equipment, which all have negatively impacted our selling, general and administrative (“SG&A”) expense. In addition, during the year ended December 25, 2021 we recorded a $1.4 million bad debt reserve due to one of our major customers filing for bankruptcy and suspending operating during the second quarter. We believe the addition of these key personnel will allow the Company to expand its client base and acquire new projects. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

Available Information

You can find financial and other information about ENGlobal at our website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are provided free of charge through our website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the Securities and Exchange Commission (the “SEC”). Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board of Directors Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investors link. Information on our website or any other website is not a part of this Report. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 11740 Katy Fwy., Suite 1100, Houston, Texas 77079.

Reporting Segments

Our Commercial and Government segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the chief executive officer (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

Our corporate and other expenses that do not individually meet the criteria for segment reporting are reported separately as Corporate expenses.

Products and Services

The Commercial segment provides multi-disciplined engineering services and fabrication relating to the development, management and execution of projects requiring professional engineering and related project management services primarily to the energy industry throughout the United States. The Commercial segment currently operates through ENGlobal’s wholly-owned subsidiary, ENGlobal U.S., Inc. (“ENGlobal U.S.”). ENGlobal’s engineering staff has the capability of developing a project from the initial planning stages through detailed design and construction management. Our services include conceptual studies, project definition, cost estimating, engineering design, environmental compliance, material procurement, project management, construction management and fabrication.

The Commercial segment derives revenue on contracts from time-and-material fees charged for professional and technical services. Its operating income is derived primarily from services it provides to the oil and gas industry. We also enter into contracts providing for the execution of projects on a fixed-price basis, whereby some, or all, of the project activities related to engineering, material procurement, construction management, automation, integration, and fabrication are performed for a fixed amount.

The Government segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems, information technology and the maintenance of these systems primarily to the U.S. Government globally. The Government segment operates through ENGlobal’s wholly-owned subsidiary, ENGlobal Government Services, Inc. (“EGS”).

EGS primarily provides automated fuel handling systems and maintenance services to branches of the U.S. military and public sector entities. Other clients of this division are government agencies, refineries, petrochemical and process industry customers worldwide. EGS provides electrical and instrument installation, technical services, and ongoing maintenance, calibration and repair services.

Competition

Our Commercial segment competes with a large number of public and private firms of various sizes, ranging from the industry’s largest firms, which operate on a worldwide basis to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. However, the largest firms in our industry are sometimes our clients, performing as program managers for very large-scale projects who subcontract a portion of their work to us. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

Competition is centered on performance and the ability to provide the engineering, planning and project delivery skills required for completing projects in a timely, cost-efficient manner. The expertise of our management and technical personnel and the timeliness and quality of our support services are key competitive factors.

Our Government segment competes with a large number of public and private firms of various sizes, ranging from the industry’s largest firms, which operate on a worldwide basis to much smaller regional and local firms. Many of our competitors are larger than we are and have significantly greater financial and other resources available to them than we do. We also have many competitors who are smaller than us and who, as a result, may be able to offer services at more competitive prices.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 86.0% of our total revenues for 2021 and 86.8% of our total revenues for 2020. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2021 were a contractor completing a renewable diesel facility and the U.S. Government. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 25, 2021 and December 26, 2020, we had approximately 69 and 55 active customers, respectively.

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

For example, all of the product components used by our Government segment are assembled using components and materials that are available from numerous domestic manufacturers and suppliers. There are approximately five principal suppliers of distributed control systems, each of which can be replaced by an equally viable competitor, and our clients typically direct the selection of their preferred supplier. Thus, in the vast majority of cases, we anticipate little or no difficulty in obtaining components in sufficient quantities and in a timely manner to support our installation and assembly operations in the Government segment. Units produced through the Government segment are not produced for inventory and component parts; rather, they are typically purchased on an as-needed basis. By being vendor neutral, ENGlobal is able to provide quality technology and platforms for the design of plant systems such as 3D modeling, process simulation and other technical applications.

Despite the foregoing, our Government segment relies on certain suppliers for necessary components and there can be no assurance that these components will continue to be available on acceptable terms. If a vendor does not continue to contract with us, it may be difficult to obtain alternative sources of supply without a material disruption in our ability to provide products and services to our customers. While we do not believe that such a disruption is likely, if it did occur, it could have a material adverse effect on our financial condition and results of operations.

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

There can be no assurance that the protective measures we currently employ will be adequate to prevent the unauthorized use or disclosure of our technology, or the independent, third-party development of the same or similar technology. Although our competitive position to some extent depends on our ability to protect our proprietary and trade secret information, we believe that other factors, such as the technical expertise and knowledge base of our management and technical personnel, as well as the timeliness and quality of the support services we provide, will also help us to maintain our competitive position.

Employees

As of December 25, 2021, we employed approximately 198 individuals on a full-time equivalent basis compared to approximately 241 individuals on a full-time equivalent basis as of December 26, 2020. The 17.8% decrease in personnel in 2021 was attributable to the decrease in project volume during the year. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. We continue to strategically hire experienced individuals with significant relationships with our current and new customers to expand our product offerings to our existing customers. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

 The COVID-19 pandemic has adversely affected and could continue to adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The COVID-19 pandemic has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. The prolonged nature of the COVID-19 pandemic may result in a significant decrease in business and/or cause our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID-19 in our market areas. The COVID-19 pandemic may also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third-party service providers who perform critical services for our business. For example, in June 2020 we temporarily closed one of our operational facilities for one week in response to a potential COVID-19 exposure. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Our backlog declined due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. While our backlog has not been materially impacted by the COVID-19 pandemic in terms of project cancellations, we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $11.5 million from $24.3 million as of December 26, 2020 to $12.8 million as of December 25, 2021. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID-19 pandemic and its impact on the worldwide economy and global demand for oil. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

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

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices and volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry. If the prices of oil and natural gas decline or remain depressed for a lengthy period, our business may be materially and adversely affected.

Our future revenue depends on our ability to consistently bid and win new contracts, provide high-quality, cost-effective services, and to maintain and renew existing contracts. Our failure to effectively obtain future contracts could adversely affect our profitability. Our future revenue and overall results of operations require us to successfully bid on new contracts, provide high-quality, cost-effective services, and renew existing contracts. Contract proposals and negotiations are complex and frequently involve a lengthy bidding and selection process, which is affected by a number of factors, such as market conditions, financing arrangements and required governmental approvals. For example, a client may require us to provide a bond or letter of credit to protect the client should we fail to perform under the terms of the contract. When negative market conditions arise, or if we fail to secure adequate financial arrangements or required governmental approvals, we may not be able to pursue particular projects, which could adversely affect our profitability. These factors have impacted our operations in the past several years and may continue to do so.

 We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2021, we generated approximately 22.7% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

We are reviewing strategic transactions and there can be no assurance that we will be successful in identifying or completing any strategic alternative, that any such strategic transactions will result in additional value for our shareholders or that the process will not have an adverse impact on our business. Our Board of Directors continues to review strategic transactions. These transactions could include, but are not limited to, strategic acquisitions, mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. There can be no assurance that the review of strategic transactions will result in the identification or consummation of any transaction. Our Board of Directors may also determine that our most effective strategy is to continue to effectuate our current business plan. The process of reviewing strategic transactions may be time consuming and disruptive to our business operations and, if we are unable to effectively manage the process, our business, financial condition and results of operations could be adversely affected. We could incur substantial expenses associated with identifying and evaluating potential strategic transactions. No decision has been made with respect to any transaction and we cannot assure you that we will be able to identify and undertake any transaction that allows our shareholders to realize an increase in the value of their common stock or provide any guidance on the timing of such action, if any.

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

Our focus on four strategic market initiatives could subject us to increased costs and related risks and may not achieve the intended results. Focusing our business activities on four strategic market initiatives could subject us to increased costs and related risks and we may not achieve the intended results. These initiatives may require additional investments by the Company and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

The failure to attract and retain key professional personnel could materially adversely affect our business. Our success depends on attracting and retaining qualified personnel even in an environment where the contracting process is more difficult. We are dependent upon our ability to attract and retain highly qualified managerial, technical and business development personnel. In particular, competition for key management personnel continues to be intense. We cannot be certain that we will retain our key managerial, technical, and business development personnel or be able to attract or assimilate key personnel in the future. Failure to attract and retain such personnel would materially adversely affect our businesses, financial position, results of operations and cash flows.

Our debt obligations may limit our financial flexibility. As of December 25, 2021, we had a total of approximately $1.0 million in debt outstanding under the Revolving Credit Facility. We may incur additional debt in order to fund our operational activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors may affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2021, our top three clients accounted for 30.5%, 22.6% and 5.8% of our revenue, respectively, and our ten largest customers accounted for 86.0% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of December 25, 2021, we had projects that had $2.7 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations. For example, on July 12, 2021, one of our major customers filed bankruptcy after suspending operations during the second quarter of 2021, which led to our recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog as of September 25, 2021.

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

Our dependence on third-party subcontractors and equipment manufacturers could adversely affect us. We rely on third-party subcontractors as well as third-party suppliers and manufacturers to complete our projects. To the extent that we cannot engage subcontractors or acquire supplies or materials, our ability to complete a project in a timely fashion may be impaired. If the amount we are required to pay for these goods and services exceeds the amount we have estimated in bidding for fixed-price or time-and-material contracts, we could experience losses on these contracts. In addition, if a subcontractor or supplier is unable to deliver its services or materials according to the negotiated contract terms for any reason, including the deterioration of its financial condition or over-commitment of its resources, we may be required to purchase the services or materials from another source at a higher price. This may reduce the profit to be realized or result in a loss on a project for which the services or materials were needed.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

The trading price of our stock may continue to be volatile, which could cause you to lose part or all of your investment. The trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the past twelve months, the sales price of our stock ranged from a low of $0.75 per share in January 2022, to a high of $7.16 per share in March 2021.

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

Some, but not all, of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly or annual financial results or the quarterly or annual financial results of companies perceived to be similar to us or relevant for our business;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of our services or products to achieve or maintain market acceptance;
•	changes in market valuations of similar or relevant companies;
•	success of competitive service offerings or technologies;
•	changes in our capital structure, such as the issuance of securities or the incurrence of debt;
•	announcements by us or by our competitors of significant services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries, or both;
•	litigation;
•	additions or departures of key personnel;
•	investors’ general perceptions; and
•	changes in general economic, industry or market conditions.

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

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 27% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 39,769,325 shares of common stock and an additional 2,000,000 shares of undesignated preferred stock as of December 25, 2021. These shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2021 Long Term Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

ITEM 2. PROPERTIES

We lease space in five buildings in the U.S. totaling approximately 165,257 square feet. The leases have remaining terms ranging from eight months to eighty-four months and are on terms that we consider commercially reasonable. We have no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices in Tulsa, Oklahoma, Denver, Colorado, and Henderson, Texas. Approximately 58,162 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our Commercial segment performs assembly services in its Houston, Texas integration facility with approximately 81,089 square feet of space and fabrication services in its Henderson, Texas facility on 7 acres with approximately 22,450 square feet of shop space.

Location	Square Feet
Denver, CO (1)	280
Henderson, TX	22,450
Houston, TX	26,006
Houston, TX (Portwall)	81,089
Tulsa, OK	35,432
165,257

(1) Our Denver, Colorado location is a month-to-month office rental.

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

As of December 25, 2021, approximately 11,870 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 26, 2021 to October 23, 2021	-	-	-	$-
October 24, 2024 to November 27, 2021	-	-	-	$-
November 28, 2021 to December 25, 2021	-	-	-	$-
Total	-	-	1,290,460	$425,589

________________

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of December 25, 2021, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

Overview

ENGlobal Corporation is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and fabrication capabilities. We believe our vertically-integrated strategy allows us to differentiate our company from most of our competitors as a full service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project cost and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

We focus on four strategic markets where we have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to their clients. These four targeted markets include: (i) Renewables, (ii) Automation, (iii) Oil, Gas, and Petrochemicals, and (iv) Government Services.

We continue to be mindful of our overhead structure. We have made significant investments in key business development and other essential personnel, product developments and new facilities and equipment, which have all negatively impacted our selling, general and administrative (“SG&A”) expense. In addition, during the year ended December 25, 2021, we recorded a $1.4 million bad debt reserve due to one of our major customers filing for bankruptcy and suspending operating during the second quarter. We believe the addition of these key personnel will allow the Company to expand its client base and acquire new projects. We recognize that the level of our SG&A is greater than it could be for a company our size; however, we have maintained our overhead structure in anticipation of higher revenue levels.

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. In response to the continued spread of COVID-19, governmental authorities in the United States and around the world have imposed various restrictions designed to slow the pace of the pandemic, including restrictions on travel and other restrictions that prohibit employees from going to work, in cities where we have offices, employees, and customers causing severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including many of our customers) have announced capital spending cuts which, in turn, may result in a decrease in new project awards or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. We have been fortunate that we entered 2020 with a robust backlog and that the larger projects in our backlog have not been cancelled or postponed. This has allowed us to keep a significant portion of our workforce productive. However, we have not been successful in replacing our backlog as quickly as it has been converted to revenues. As a result, our backlog has decreased by approximately $11.5 million from $24.3 million at December 26, 2020 to $12.8 million at December 25, 2021. While we have many potential opportunities in our sales pipeline that could replace a significant portion of this backlog reduction, inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions have largely contributed to delays in project awards and our inability to replace our backlog as quickly as it has been converted to revenue. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. The extent to which the disruption of COVID-19 may impact our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted at this time. The duration and intensity of these impacts and resulting disruption to our business, financial condition and results of operations is uncertain and we will continue to monitor the situation and assess the operational and financial impact on our business.

As a result of these current and future uncertainties, we felt it necessary to utilize all avenues of available assistance as they may not be available in the future when needed. On April 13, 2020, we obtained a $4.9 million loan (the “PPP Loan”) pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was forgiven in full during 2021. We are also utilizing relief for employees impacted by COVID-19 under the Families First Coronavirus Response Act in order to minimize the impact to both our employees and our business. Further, we are utilizing some of the tax payment deferral opportunities and federal refund acceleration opportunities provided by the IRS and the CARES Act.

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

Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID-19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations. For additional information, see Part II. Item 1A “Risk Factors.”

Results of Operations

Our revenue is comprised of services revenue and the sale of engineered modular solutions. We generally recognize service revenue as soon as the services are performed. During 2021, we worked on 275 projects ranging in size from $1 thousand to $28.3 million. The average size of the projects during 2021 was $408 thousand and we recorded an average revenue of $132 thousand per project.

In the course of providing our services, we routinely provide materials and equipment and may provide construction management or construction services. Generally, these materials, equipment and subcontractor costs are passed through to our clients and reimbursed, along with handling fees, which in total are at margins much lower than those of our services business. In accordance with industry practice and generally accepted accounting principles, all such costs and fees are included in revenue. The use of subcontractor services can change significantly from project to project; therefore, changes in revenue and gross profit, SG&A expense and operating income as a percent of revenue may not be indicative of our core business trends.

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

Comparison of the years ended December 25, 2021 and December 26, 2020

The following table set forth below, for the years ended December 25, 2021 and December 26, 2020, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data). The data for the year ended December 26, 2020 has been recast to align with our current reportable segments.

		Government
	Commercial	Services	Corporate	Consolidated
For the year ended December 25, 2021:
Revenue	$27,986	$8,424	$-	$36,410	100.0%
Gross profit (loss)	(1,567)	924	-	(643)	(1.8)%
SG&A	7,032	892	4,909	12,833	35.2%
Operating income (loss)	(8,599)	32	(4,909)	(13,476)	(37.0)%
Other income, net				8,063
Interest expense, net				(212)
Tax expense				(60)
Net loss				(5,685)	(15.6)%
Basic and diluted loss per share				$(0.18)

	Commercial	Government Services	Corporate	Consolidated
For the year ended December 26, 2020:
Revenue	54,368	10,081	-	64,449	100.0%
Gross profit	6,898	1,553	-	8,451	13.1%
SG&A	3,328	668	4,838	8,834	13.7%
Operating income (loss)	3,570	885	(4,838)	(383)	(0.6)%
Other income, net				14
Interest expense, net				(153)
Tax expense				(103)
Net loss				(625)	(1.0)%
Basic and diluted loss per share				(0.02)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(26,382)	$(1,657)	$-	$(28,039)	(43.5)%
Gross profit (loss)	(8,465)	(629)	-	(9,094)
SG&A	3,704	224	71	3,999	45.3%
Operating income (loss)	(12,169)	(853)	(71)	(13,093)	3,418.5%
Other income, net				8,049
Interest expense, net				(59)
Tax expense				43
Net loss				(5,060)	809.6%
Basic and diluted loss per share				$(0.16)

Revenue - Overall, our revenue for the year ended December 25, 2021, as compared to the year ended December 26, 2020, decreased $28.0 million, or 43.5%, to $36.4 million from $64.4 million. Revenue from the Commercial segment decreased $26.4 million, or 48.5%, to $28.0 million for the year ended December 25, 2021, as compared to $54.4 million for the comparable period in 2020. Revenue from the Government Services segment decreased $1.7 million, or 16.4%, to $8.4 million for the year ended December 25, 2021 as compared to $10.1 million for the comparable period in 2020. Our 2021 revenue for the Commercial segment decreased primarily due to the completion of several large projects and projects that were not renewed as our clients decreased their activities in all sectors of the energy industry due to COVID-19. Our 2021 revenue for the Government Services segment decreased primarily due to base closures and travel restrictions imposed by the U.S. Government as a result of COVID-19.

Gross Profit (Loss) - Gross loss for the year ended December 25, 2021 was $0.6 million, a decrease of $9.1 million, or 107.6%, from a gross profit of $8.5 million for the comparable period in 2020. Gross loss margin was 1.8% for the year ended December 25, 2021, a decrease from the 13.1% gross profit margin for the year ended December 26, 2020. The decrease in gross profit margin is primarily attributable to an increase in Commercial segment costs associated with maintaining essential staffing, for which we obtained employee retention credits in the first and third quarters of 2021, as projects were completed without subsequent renewals or replacements in addition to increased proposal activity from our efforts to replenish our backlog.

Gross profit (loss) in our Commercial segment decreased $8.5 million, or 122.7%, to $1.6 million of gross loss for a gross loss margin of 5.6% for the year ended December 25, 2021 as compared to $6.9 million of gross profit and gross profit margin of 12.7% for the year ended December 26, 2020. The decrease in gross profit (loss) margin is primarily attributable to costs associated with maintaining essential staffing, for which we obtained the employee retention credit recorded in other income, completed projects without subsequent renewals or replacements during 2021, and increased proposal activity from our efforts to replenish our backlog.

Gross profit in the Government Services segment decreased $0.6 million, or 40.5%, to $0.9 million for a gross profit margin of 11.0% for the year ended December 25, 2021 as compared to $1.6 million of gross profit with a gross profit margin of 15.4% for the year ended December 26, 2020. The decrease in gross profit is due to base closures and travel restrictions imposed by the U.S. government as a result of COVID-19.

Selling, General and Administrative - Overall, our SG&A expenses increased by $4.0 million for the year ended December 25, 2021 as compared to the year ended December 26, 2020. This increase in SG&A is driven by increases in salaries and burden costs of $1.9 million from our investment in key business development personnel, bad debt expense of $1.3 million, legal costs of $0.2 million, recruiting expense of $0.1 million, computer software expense of $0.1 million, insurance costs of $0.1 million, travel costs of $0.1 million, accounting services of $0.1 million, and marketing costs of $0.1 million. We continue to look for ways to streamline our processes and delay expenditures while we continue to invest in our business development activities.

Other income, net - Other income, net of expense, increased $8.1 million for the year ended December 25, 2021 as compared to the year ended December 26, 2020 primarily due to a $1.7 million employee retention credit recorded in the first quarter of 2021, $5.0 million of PPP loan forgiveness in the third quarter of 2021, and $1.4 million employee retention credit recorded in the third quarter of 2021, with no comparable occurrences in 2020.

Tax expense - Tax expense was $0.1 million for the year ended December 25, 2021 and December 26, 2020.

Net Income (Loss) - Net loss for the year ended December 25, 2021 was $5.7 million compared to a net loss of $0.6 million for the year ended December 26, 2020, primarily as a result of decreases in revenue and gross margin, in addition to increased business development costs and bad debt reserve within our Commercial segment, partially offset by the employee retention credit in the first and third quarters of 2021 in addition to the PPP Loan forgiveness in the third quarter of 2021.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility. Our cash increased to $19.2 million at December 25, 2021 from $13.7 million at December 26, 2020, as our operating activities used approximately $13.7 million in net cash during the year ended December 25, 2021 primarily due to cash used to fund our operating loss, PPP Loan forgiveness, an increase in other current assets, an increase in trade payables, an increase in accrued compensations and benefits, and an increase in other current liabilities and other components of working capital, partially offset by a decrease in contract assets net of contract liabilities, share-based compensation and depreciation, and a decrease in trade receivables. Our working capital as of December 25, 2021 was $26.2 million as compared to $14.0 million as of December 26, 2020.

On May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of December 25, 2021, the credit limit under the Revolving Credit Facility was $2.4 million and outstanding borrowings were $1.0 million, which yields enough interest to cover our minimum monthly interest charge. As of December 25, 2021, we were in compliance with all of the covenants under the Revolving Credit Facility. On April 13, 2020, we obtained the PPP Loan, and on July 12, 2021, we received notification from our lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration. For additional information on the Revolving Credit Facility and PPP Loan, see Part II, Item 8, Note 7 - Debt -.

In addition, on January 29, 2021, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC, pursuant to which we may offer and sell, at our option, securities having an aggregate offering price of up to $100 million. On January 29, 2021, we entered into an at market issuance sales agreement with B. Riley Securities, Inc., which was subsequently terminated pursuant to its terms on January 7, 2022.

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

On January 11, 2022, we entered into sales agreement (the "ATM Agreement") with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing of this Annual Report on Form 10-K, our registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of our common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

We believe our cash on hand, internally generated funds, availability under the Revolving Credit Facility and sales of common stock pursuant to the ATM Agreement, along with other working capital will be sufficient to fund our current operations and expected activity for the next twelve months.

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

Our Board of Directors continues to review strategic transactions, which could include strategic acquisitions, mergers, reverse mergers, the issuance or buyback of public shares, or the purchase or sale of specific assets, in addition to other potential actions aimed at increasing shareholder value. The Company does not intend to disclose or comment on developments related to its review unless and until the Board has approved a specific transaction or otherwise determined that further disclosure is appropriate. There can be no assurance that the Board’s strategic review will result in any transaction, or any assurance as to its outcome or timing.

Cash Flows from Operating Activities

Operating activities used approximately $13.7 million in net cash during the year ended December 25, 2021 primarily due to cash used to fund our operating loss of $5.7 million, $4.9 million of PPP Loan forgiveness, a $3.1 million increase in other current assets, a $0.1 million decrease in trade payables, a $1.4 million decrease in accrued compensations and benefits, and a $0.1 million decrease in other current liabilities and other components of working capital, partially offset by a $0.7 million decrease in contract assets net of contract liabilities, $0.8 million of share-based compensation and depreciation, and a $0.1 million decrease in trade receivables. The primary drivers of the cash used by operations for the year ended December 26, 2020 was a decrease of $4.4 million in contract assets net of contract liabilities, a decrease of $1.1 million in trade payables, and our $0.6 million operating loss, partially offset by cash provided from decreases of $3.7 million in trade receivables, $0.5 million in deprecation, $0.2 million in share-based compensation, an increase of $1.3 million in accrued compensation and benefits, and a decrease of $0.1 million  in other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $0.2 million during the year ended December 25, 2021 primarily related to our office remodel and computer equipment and used cash of $0.4 million during the year ended December 26, 2020 primarily related to the purchase of equipment used to outfit our fabrication facility and to upgrade our accounting and purchasing system.

Cash Flows from Financing Activities

Financing activities provided cash of $19.4 million during the year ended December 25, 2021 due to net proceeds from sales of common stock under the ATM Agreement and Purchase Agreement, partially offset by payments on the Revolving Credit Facility and finance leases.  Financing activities provided cash of $6.3 million during the year ended December 26, 2020 primarily due to the proceeds from the PPP Loan and Revolving Credit Facility partially offset by payments on our finance leases.

Contractual Obligations

The Company is obligated to make future cash payments under the Revolving Credit Facility, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of December 25, 2021 (in thousands):

	Payment Due by Fiscal Period
	2022	2023	2024	2025	2026 and thereafter
Operating and finance leases	$1,408	$1,028	$916	$771	$1,326
Revolving Credit Facility	-	1,035	-	-	-
Other liabilities(1)	500	-	-	-	-
Total	$1,908	$2,063	$916	$771	$1,326

(1)	Other liabilities includes short-term notes payable.

Stock Repurchase Program

On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. From April 2015 through December 2017, the Company purchased and retired 1,191,050 shares at a cost of $1.5 million. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. During the years ended December 25, 2021 and December 26, 2020, no shares were repurchased. Management does not intend to repurchase any shares in the near future.

Accounts Receivable

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $0.1 million, or 0.1%, to $7.7 million as of December 25, 2021 compared to $7.8 million as of December 26, 2020. We had bad debt expense of $1.4 million for the year ended December 25, 2021 primarily due to a major customer filing bankruptcy during the third quarter of the year and $0.1 of bad debt expense for the year ended December 26, 2020. Our allowance for uncollectible accounts was $1.7 million as of December 25, 2021 and $0.4 million as of December 26, 2020 and increased as a percentage of trade accounts receivable to 22.1% for 2021 from 5.0% for 2020. We continue to manage this portion of our business very carefully.

Risk Management

In performing services for our clients, we could potentially face liability for breach of contract, personal injury, property damage or negligence, including professional errors and omissions. We often agree to indemnify our clients for losses and expenses incurred as a result of our negligence and, in certain cases, the sole or concurrent negligence of our clients. Our quality control and assurance program includes a control function to establish standards and procedures for performance and for documentation of project tasks, and an assurance function to audit and to monitor compliance with procedures and quality standards. We maintain liability insurance for bodily injury and third-party property damage, professional errors and omissions, and workers’ compensation coverage, which we consider sufficient to insure against these risks, subject to self-insured amounts.

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

Critical Accounting Policies

Please see Part II, Item 8, Note 2 - Accounting Policies and New Accounting Pronouncements for additional information regarding our critical accounting policies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation (the “Company”) as of December 25, 2021 and December 26, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 25, 2021 and December 26, 2020, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

The primary procedures we performed to address this critical audit matter included:

•	Performing journal entry testing procedures to address the presumed fraud risk over revenue.
•	For a selection of uncompleted contracts projected to be an overall loss, inquiring of project managers and management to ensure that all losses have been accrued.
•	For a selection of contracts, performing elements of the following for each contract:
•	Confirming relevant contract terms including contract price and related change orders, revenue earned to date, retainage, balance currently due, and estimated completion date.
•	Reviewing the terms and conditions of each contract and any related modifications to evaluate the appropriateness of the accounting treatment in accordance with generally accepted accounting principles.
•	Testing the accuracy and completeness of the costs incurred to date for the performance obligation.
•	Evaluating the estimates of total cost and fees for the performance obligation by:
•	Comparing costs incurred to date to the costs management estimated to be incurred by that date.
•	Evaluating management’s ability to achieve the estimates of total cost by performing corroborating inquiries with the Company’s project managers and comparing the estimates to management’s work plans.
•	Testing the mathematical accuracy of management’s calculation of revenue for the performance obligation.
•	Performing a gross margin fade analysis during the year and a look-back analysis on completed contracts to assess variances between actual and estimated costs to complete.

/s/ Moss Adams LLP

Houston, Texas

March 10, 2022

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	December 25,	December 26,
	2021	2020
ASSETS
Current Assets:
Cash	$19,202	$13,706
Trade receivables, net of allowances of $1,673 and $386	7,692	7,789
Prepaid expenses and other current assets	958	891
Payroll tax receivable	3,065	-
Contract assets	4,177	4,090
Total Current Assets	35,094	26,476
Property and equipment, net	1,698	1,263
Goodwill	720	720
Other assets
Right of use asset	4,251	1,628
Deposits and other assets	306	351
Total Other Assets	4,557	1,979
Total Assets	$42,069	$30,438

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,001	$2,138
Accrued compensation and benefits	2,183	3,048
Current portion of leases	1,389	1,541
Contract liabilities	2,054	1,258
Current portion of note	-	3,707
Current portion of deferred payroll tax	537	-
Other current liabilities	667	745
Total Current Liabilities	8,831	12,437
Deferred payroll tax	-	1,037
Long-term debt	1,035	2,733
Long-term leases	4,012	608
Total Liabilities	13,878	16,815
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,230,675 and 27,560,686 shares issued and outstanding at December 25, 2021 and December 26, 2020, respectively	35	28
Additional paid-in capital	57,403	37,157
Accumulated deficit	(29,247)	(23,562)
Total Stockholders’ Equity	28,191	13,623
Total Liabilities and Stockholders’ Equity	$42,069	$30,438

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended	Year Ended
	December 25,	December 26,
	2021	2020

Operating revenues	$36,410	$64,449
Operating costs	37,053	55,998
Gross profit (loss)	(643)	8,451
Operating costs and expenses:
Selling, general, and administrative expenses	12,833	8,834
Operating loss	(13,476)	(383)
Other income (expense)
Interest expense, net	(212)	(153)
Other income, net	8,063	14
Loss before income taxes	(5,625)	(522)

Provision for federal and state income taxes	(60)	(103)

Net loss	$(5,685)	$(625)

Basic and diluted loss per common share	$(0.18)	$(0.02)

Basic and diluted weighted average shares used in computing loss per share:	31,888	27,474

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Year Ended	Year Ended
	December 25,	December 26,
	2021	2020

Common Stock
Balance at beginning of year	$27	$27
Common stock issued	8	1
Balance at end of year	35	27

Additional Paid-in Capital
Balance at beginning of year	37,157	36,934
Share-based compensation - employee	270	223
Common stock issued	19,976	-
Balance at end of year	57,403	37,157

Accumulated Deficit
Balance at beginning of year	(23,562)	(22,937)
Net loss	(5,685)	(625)
Balance at end of year	(29,247)	(23,562)

Total Stockholders’ Equity	$28,191	$13,623

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended	Year Ended
	December 25,	December 26,
	2021	2020
Cash Flows from Operating Activities:
Net loss	$(5,685)	$(625)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	561	449
Share-based compensation expense	270	223
Forgiveness of PPP Loan	(4,949)	-
Changes in current assets and liabilities:
Trade accounts receivable	97	3,646
Contract assets	(87)	(228)
Other current assets	(3,087)	(46)
Accounts payable	(137)	(1,123)
Accrued compensation and benefits	(1,365)	1,301
Contract liabilities	796	(4,180)
Income taxes payable	(38)	(57)
Other current liabilities, net	(40)	121
Net cash used in operating activities	$(13,664)	$(519)

Cash Flows from Investing Activities:
Property and equipment acquired	(240)	(428)
Net cash used in investing activities	$(240)	$(428)

Cash Flows from Financing Activities:
Issuance of common stock, net	19,984	-
Payments on finance leases	(129)	(93)
Proceeds from PPP loan	-	4,949
Proceeds (payments) from revolving credit facility	(455)	1,490
Net cash provided by financing activities	$19,400	$6,346
Net change in cash	5,496	5,399
Cash at beginning of year	13,706	8,307
Cash at end of year	$19,202	$13,706

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$212	$153
Right of use assets obtained in exchange for new operating lease liability	$4,014	$963
Leased assets obtained in exchange for new finance lease liabilities	$665	$219
Cash paid during the year for income taxes (net of refunds)	$151	$86
Non-cash transaction: PPP loan forgiveness	$4,974	$-

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations - ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing innovative, delivered project solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and our fabrication and construction capabilities primarily to the energy industry. Please see “Note 14 - Segment Information” for a description of our segments and segment operations.

Basis of Presentation - The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 25, 2021 and December 26, 2020, and the results of our operations, cash flows and changes in stockholders’ equity for the 52 week period ended December 25, 2021 and for the 52 week period ended December 26, 2020. They are prepared in accordance with accounting principles generally accepted in the United States of America. Certain amounts for prior periods have been reclassified to conform to the current presentation. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

NOTE 2 - ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

Consolidation Policy - Our consolidated financial statements include our accounts and those of our wholly-owned subsidiaries.

Fair Value Measurements - Fair value is defined as the amount that would be received for the sale of an asset or paid for the transfer of a liability in an orderly transaction between unrelated third-party market participants at the measurement date. In determination of fair value measurements for assets and liabilities we consider the principal, or most advantageous market, and assumptions that market participants would use when pricing the asset or liability.

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

Our businesses or product lines are largely dependent on a few relatively large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. Two customers provided more than 10% each of our consolidated operating revenues for the year ended December 25, 2021 (30.5% and 22.6%). For the year ended December 26, 2020, four customers provided more than 10% each of our consolidated operating revenues (25.1%, 17.9%, 13.9%, and 13.8%). Amounts included in trade receivables related to these customers totaled $0.1 million and $1.2 million, respectively, at December 25, 2021 and $0.0 million, $0.6 million, $0.8 million and $1.5 million, respectively, at December 26, 2020.

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

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment. Fair value was determined by applying a historical earnings multiple times the cash flow of the operating unit after allocation of certain corporate overhead. Estimating the cash flow of the operating unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. It is possible that changes in market conditions, economy, facts, circumstances, judgments and assumptions used in estimating the fair value could change, resulting in possible impairment of goodwill in the future.

We performed a qualitative assessment of goodwill for each of the years ended December 25, 2021 and December 26, 2020. This assessment indicated that there was no impairment of goodwill for the years ended December 25, 2021 and December 26, 2020.

Impairment of Long-Lived Assets - We review property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During 2021 and 2020 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

Revenue Recognition - Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. The majority of our services are provided under time-and-material contracts. Some time-and-material contracts may have limits not to exceed. Revenue is not recognized over these limits until authorization by the client has been received.

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

Incremental Costs - Our incremental costs of obtaining a contract, which may consist of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no incremental costs that met our materiality threshold in 2021 or 2020.

Income Taxes - We account for deferred income taxes in accordance with FASB ASC Topic 740 “Income Taxes” (“ASC 740”), which provides for recording deferred taxes using an asset and liability method. We recognize deferred tax assets and liabilities based on differences between the financial statement carrying amounts and the tax bases of assets and liabilities including net operating loss and tax credit carryforwards using enacted tax rates in effect for the year in which the differences are expected to reverse. The provision for income taxes represents the current taxes payable or refundable for the period plus or minus the tax effect of the net change in the deferred tax assets and liabilities during the period. Tax law and rate changes are reflected in income in the period such changes are enacted.

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

Earnings per Share - Our basic earnings per share (“EPS”) amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. We only had restricted stock awards outstanding during 2021 and 2020.

Treasury Stock - We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid-in capital. There were no treasury stock purchases in 2021 and 2020.

Stock-Based Compensation - We have issued stock-based compensation in the form of non-vested restricted stock awards to directors, employees and officers. We apply the provisions of ASC Topic 718 “Compensation - Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service for all stock-based compensation based on the grant date fair value of the award.

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

NOTE 3 - DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables, net as of December 25, 2021 and December 26, 2020, are as follows (amounts in thousands):

	2021	2020
Amounts billed	$5,810	$5,050
Amounts unbilled	867	1,455
Retainage	2,688	1,670
Less: Allowance for uncollectible accounts	(1,673)	(386)
Trade receivables, net	$7,692	$7,789

The components of prepaid expense and other current assets are as follows as of December 25, 2021 and December 26, 2020 (amounts in thousands):

	2021	2020
Prepaid expenses	$917	$843
Other receivables - employee	41	48
Prepaid expenses and other current assets	$958	$891

The components of other current liabilities are as follows as of December 25, 2021 and December 26, 2020 (amounts in thousands):

	2021	2020
Accrual for known contingencies	$104	$215
Customer prepayments	4	4
Gross receipts tax payable	35	23
State income taxes payable	33	83
Insurance payable	491	420
Other current liabilities	$667	$745

Our accrual for known contingencies includes litigation accruals, if any. See “Note 16 - Commitments and Contingencies” for further information.

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at December 25, 2021 and December 26, 2020 (amounts in thousands):

	2021	2020
Computer equipment and software	$1,397	$1,170
Shop equipment	2,252	1,683
Furniture and fixtures	197	193
Leasehold improvements	836	845
Autos and trucks	83	87
	$4,765	$3,978
Accumulated depreciation and amortization	(3,067)	(2,715)
Property and equipment, net	$1,698	$1,263

Depreciation expense was $0.5 million and $0.4 million for the years ended December 25, 2021 and December 26, 2020, respectively.

NOTE 5 - REVENUE RECOGNITION

Our revenue by contract type are as follows (amounts in thousands):

	For the Years Ended
	December 25,	December 26,
	2021	2020
Fixed-price revenue	$21,205	$35,822
Time-and-material revenue	15,205	28,627
Total Revenue	36,410	64,449

NOTE 6 - CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts consist of the following at December 25, 2021 and December 26, 2020 (amounts in thousands):

	2021	2020
Costs incurred on uncompleted contracts	$36,429	$39,154
Estimated earnings on uncompleted contracts	4,866	4,388
Earned revenues	41,295	43,542
Less: billings to date	39,172	40,710
Net costs in excess of billings on uncompleted contracts	$2,123	$2,832

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,177	$4,090
Billings in excess of costs and estimated earnings on uncompleted contracts	(2,054)	(1,258)
Net costs in excess of billings on uncompleted contracts	$2,123	$2,832

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We had $0.2 million in contingency amounts as of December 25, 2021 and had $0.2 million in contingency amounts as of December 26, 2020. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We had $0.0 million in deferred revenue for the year ended December 25, 2021 and $0.3 million for the year ended December 26, 2020. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed or been recorded as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 7 - DEBT

The components of debt are as follows (amounts in thousands):

	December 25, 2021	December 26, 2020
PPP Loan (1)	$-	$4,949
Revolving Credit Facility (2)	1,035	1,491
Total debt	1,035	6,440
Amount due within one year	-	3,707
Total long-term debt	$1,035	$2,733
(1)

On April 13, 2020, the Company was granted an unsecured loan (the “PPP Loan”) from Origin Bank in the aggregate principal amount of $4,915,800 pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”). The PPP Loan was evidenced by a promissory note, dated as of April 13, 2020 (the “Note”), by the Company in favor of Origin Bank, as lender.

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit: The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of December 25, 2021, the credit limit under the Revolving Credit Facility was $2.0 million.

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

The future scheduled maturities of our debt are (amounts in thousands):

Revolving
Credit Facility
2022	$-
2023	1,035
Thereafter	-
$1,035

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

The components of lease expense are as follows (amounts in thousands):

	Financial	Year ended	Year ended
	Statement	December 25,	December 26,
	Classification	2021	2020
Finance leases:
Amortization expense	SG&A Expense	$100	$92
Interest expense	Interest expense, net	17	20
		$117	$112
Operating leases:
Operating costs	Operating costs	507	633
Selling, general and administrative expenses	SG&A Expense	1,728	1,830
		$2,235	$2,463
Total lease expense		$2,352	$2,575

Supplemental balance sheet information related to leases are as follows (amounts in thousands):

	Financial
	Statement	December 25,	December 26,
	Classification	2021	2020
ROU Assets:
Operating leases	Right of Use asset	$4,251	$1,628
Finance leases	Property and equipment, net	979	442
Total ROU Assets:		$5,230	$2,070

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,153	$1,421
Finance leases	Current portion of leases	236	120
Noncurrent Liabilities:
Operating leases	Long Term Leases	3,269	286
Finance leases	Long Term Leases	743	322
Total lease liabilities		$5,401	$2,149

The weighted average remaining lease term and weighted average discount rate are as follows:

	December 25, 2021	December 26, 2020
Weighted average remaining lease term (years)
Operating leases	4.8	1.2
Finance leases	4.4	4.2
Weighted average discount rate
Operating leases	0.8%	1.7%
Finance leases	2.1%	5.8%

Maturities of operating lease liabilities as of December 25, 2021 are as follows (dollars in thousands):

Year ending:	Operating leases	Finance leases	Total
2022	1,162	248	1,410
2023	803	228	1,031
2024	710	208	918
2025	600	172	772
2026 and thereafter	1,185	142	1,327
Total lease payments	4,460	998	5,458
Less: imputed interest	(37)	(20)	(57)
Total lease liabilities	$4,423	$978	$5,401

NOTE 9 - EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company does not currently match employees’ deferrals. The match was suspended beginning December 30, 2018 and no contributions were made during the years ended December 25, 2021 and December 26, 2020.

NOTE 10 - STOCK COMPENSATION PLANS

The Company’s 2021 Long Term Incentive Plan (the “Long Term Incentive Plan”), currently provides for the aggregate issuance of up to 1,500,000 shares of common stock. The Long Term Incentive Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. At December 25, 2021, 1,399,365 shares of common stock are available to be issued pursuant to the Long Term Incentive Plan.

We recognized non-cash stock-based compensation expense related to our Long Term Incentive Plan and the expired Amended and Restated 2009 Equity Incentive Plan of $0.3 million for the year ended December 25, 2021 and $0.2 million for the year ended December 26, 2020.

Restricted Stock Awards - Restricted stock awards granted to non-employee directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date. Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Restricted stock awards are generally issued as new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 25, 2021:

	Number of unvested restricted shares	Weighted-average grant-date fair value
Outstanding at December 26, 2020	145,296	$1.05
Granted	140,750	3.09
Vested	130,381	1.24
Forfeited	39,034	1.44
Outstanding at December 25, 2021	116,631	$3.07

As of December 25, 2021, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2 years. During the year ended December 25, 2021, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
March 9, 2021	Director (1)	5,656	$4.42	$25,000
March 9, 2021	Employees (10)	56,557	$4.42	$250,000
June 1, 2021	Employee (1)	2,778	$3.60	$10,000
August 26, 2021	Directors (3)	75,759	$1.98	$150,000

                During the year ended December 26, 2020, the Company granted the following restricted stock awards.

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 11, 2020	Directors (3)	147,060	$1.02	$150,000

NOTE 11 - TREASURY STOCK

On April 21, 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 25, 2021, the Company had purchased and retired 1,290,460 shares for $1.6 million under this program. The stock repurchase program was suspended from May 16, 2017 and was reinstated on December 19, 2018. No shares were repurchased during the year ended December 25, 2021. Management does not intend to repurchase any shares in the near future.

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

NOTE 13 - FEDERAL AND STATE INCOME TAXES

The components of our income tax expense for the years ended December 25, 2021 and December 26, 2020 are as follows (amounts in thousands):

43

	2021	2020
Current:
State	60	103
Total current	60	103
Deferred:
Federal	(35)	(25)
State	35	25
Total deferred	-	-
Total income tax expense	$60	$103

The following is a reconciliation of expected income tax benefit to actual income tax expense for the years ended December 25, 2021 and December 26, 2020 (amounts in thousands):

	2021	2020
Federal income tax (benefit) at statutory rate of 21%	$(1,181)	$(110)
State income tax, net of federal income tax effect	(43)	64
Nondeductible expenses	(31)	29
Nontaxable PPP Loan Forgiveness	(1,044)	-
State RTA	(13)	-
Prior year adjustments and true-ups	(32)	36
Change in valuation allowance	2,404	84
Total tax expense	$60	$103

The components of the deferred tax asset (liability) consisted of the following at December 25, 2021 and December 26, 2020 (amounts in thousands):

	2021	2020
Noncurrent Deferred tax assets
Federal and state net operating loss carryforward	$9,503	$7,036
Tax credit carryforwards	1,977	1,971
Allowance for uncollectible accounts	380	93
Accruals not yet deductible for tax purposes	488	613
Goodwill	236	364
Depreciation	-	3
Lease payable	992	390
Total noncurrent deferred tax assets	13,576	10,470
Less: Valuation allowance	(12,419)	(10,016)
Total noncurrent deferred tax assets, net	$1,157	$454
Noncurrent deferred tax liabilities:
Depreciation	(49)	-
Other	(126)	(70)
Right to use asset	(982)	(384)
Total noncurrent deferred tax liabilities	(1,157)	(454)
Net deferred tax assets/deferred tax Liabilities	$-	$-

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 25, 2021 and December 26, 2020, we do not have any significant uncertain tax positions.

We record a valuation allowance to reduce the carrying value of our deferred tax assets when it is more likely than not that a portion or all of the deferred tax assets will expire before realization of the benefit or future deductibility is not probable. The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. During 2021, after evaluating all available evidence, we recorded a valuation allowance on all net deferred tax assets.

For the year ended December 25, 2021, we recognized a total income tax expense of $60 thousand on a pretax book loss of $5.6 million compared to an income tax expense of $103 thousand on a pretax book loss of $0.5 million for the year ended December 26, 2020. As a result of permanent difference add-backs to taxable income related to the PPP Loan forgiveness and stock compensation, the tax expense decreased by $1.0 million and $31 thousand, respectively, which decreased the effective tax rate by 18.6% and 0.6%, respectively. An increase of $2.4 million in the valuation allowance decreased the effective tax rate by 42.8%. State income tax (net of Federal) expense in the amount of $43 thousand decreased the effective tax rate by 0.8% mainly due to Texas margins tax. Federal and state tax true-ups decreased tax expense in the amount of $44 thousand and decreased the effective tax rate by 0.8%.

As of December 25, 2021 the Company has a gross federal net operating loss carry-forward of approximately $41.4 million, which will begin to expire in 2032. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), net operating losses (“NOL’s”) generated in tax year 2018 and forward have an indefinite carryforward but are limited to 80% of taxable income when utilized. For NOL’s incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOL’s are subject to expiration.

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

Our Oil, Gas, and Petrochemicals group focuses on providing engineering, procurement, construction, and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. In addition, this group designs, programs and maintains supervisory control and data acquisition (“SCADA”) systems for our transportation clients. This group also provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

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

Revenue, operating income, identifiable assets, capital expenditures and depreciation for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and include costs related to business development, executive functions, finance, accounting, safety, human resources and information technology that are not specifically identifiable with the segments. The segment information for the year ended December 26, 2020 has been recast to align with our current reportable segments.

Segment information for the years ended December 25, 2021 and December 26, 2020 are as follows (amounts in thousands):

For the year ended December 25, 2021:	Commercial	Government	Corporate	Consolidated

Operating revenues	$27,986	$8,424	$-	$36,410
Operating income (loss)	(8,599)	32	(4,909)	(13,476)
Depreciation and amortization	394	14	153	561
Tangible assets	12,516	3,068	25,746	41,330
Goodwill	-	720	-	720
Other intangible assets	19	-	-	19
Total assets	12,535	3,788	25,746	42,069
Capital expenditures	58	-	182	240

For the year ended December 26, 2020:	Commercial	Government	Corporate	Consolidated

Operating revenues	$54,368	$10,081	$-	$64,449
Operating income (loss)	3,570	885	(4,838)	(383)
Depreciation and amortization	320	12	117	449
Tangible assets	11,111	2,431	16,157	29,699
Goodwill	-	720	-	720
Other intangible assets	19	-	-	19
Total assets	11,130	3,151	16,157	30,438
Capital expenditures	148	12	268	428

NOTE 15 - EMPLOYEE RETENTION CREDIT

Pursuant to the CARES Act, the Company is eligible for an employee retention credit subject to certain criteria. Since there are no generally accepted accounting principles for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

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

NOTE 16 - COMMITMENTS AND CONTINGENCIES

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

NOTE 17 - STOCKHOLDERS’ EQUITY

On January 29, 2021, the Company entered into an at market issuance sales agreement (the “Prior ATM Agreement”) with B. Riley Securities, Inc. pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the Prior ATM Agreement, the Company will pay B. Riley an aggregate commission of 3% of the gross sales price per share of common stock sold under the Prior ATM Agreement. The Company is not obligated to make any sales under the Prior ATM Agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. In April 2021, 400,538 shares of common stock were issued pursuant to the Prior ATM Agreement for net proceeds of approximately $1.4 million.

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

NOTE 18 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility.

On May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of December 25, 2021, the credit limit under the Revolving Credit Facility was $2.4 million and outstanding borrowings were $1.0 million, which yields enough interest to cover our minimum monthly interest charge. As of December 25, 2021, we were in compliance with all of the covenants under the Revolving Credit Facility. On April 13, 2020, we obtained the PPP Loan, and on July 12, 2021, we received notification from our lender that the PPP Loan was forgiven in full by the U.S. Small Business Administration. For additional information on the Revolving Credit Facility and PPP Loan, see Note 7 – Debt.

In addition, on January 29, 2021, we filed a shelf registration statement on Form S-3 (the “Registration Statement”) with the SEC, pursuant to which we may offer and sell, at our option, securities having an aggregate offering price of up to $100 million. On January 29, 2021, we entered into an at market issuance sales agreement with B. Riley Securities, Inc., which was subsequently terminated pursuant to its terms on January 7, 2022.

On June 1, 2021, sales and issuance of shares pursuant to Purchase Agreement provided net proceeds of approximately $18.7 million after deducting the fees of A.G.P./Alliance Global Partners, the placement agent, and related offering expenses.

We believe our cash on hand, internally generated funds, availability under the Revolving Credit Facility and sales of common stock pursuant to the ATM Agreement, along with other working capital will be sufficient to fund our current operations and expected activity for the next twelve months.

NOTE 19 - SUBSEQUENT EVENTS

                The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

                Sales Agreement

On January 7, 2022, the Company’s At Market Issuance Sales Agreement with B. Riley Securities, Inc. was terminated pursuant to its terms.

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing of this Annual Report on Form 10-K, our registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of our common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 25, 2021, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 25, 2021, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 25, 2021, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 25, 2021. We have concluded that our internal control over financial reporting at December 25, 2021 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 25, 2021, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

                The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be set forth in our definitive proxy statement for the 2022 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

*4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

*+10.4	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers

+10.5	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.6	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.7	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.8	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.9	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.10	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.11	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.12	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.13	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.14	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.15	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.16	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.17	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4, 2005	10-K	10.14	3/15/2018	001-14217

10.18	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.19	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.20	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.21	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.22	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.23	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.24	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.25	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.26	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.27	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.28	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.29	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.30	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

10.31	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020	001-14217

10.32	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

10.33	At Market Issuance Sales Agreement, dated January 29, 2021, between ENGlobal Corporation and B. Riley Securities, Inc.	S-3	1.2	1/29/2021	333-252572

+10.34	ENGlobal Corporation 2021 Long Term Incentive Plan	DEF 14A	Appendix A	7/15/2021	001-14217

10.35	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

10.36	Securities Purchase Agreement, dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/21	001-14217

*+10.37	Executive Employment Agreement between ENGlobal U.S. Inc. and Roger Westerlind effective December 16, 2020

*10.38	Third Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated April 2019

*10.39	Fourth Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated December 20, 2021

*10.40	Eleventh Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 25, 2019

*10.41	Twelfth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated November 11, 2020

*10.42	Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated May 20, 2021

*+10.43	Form of Restricted Stock Unit Award Agreement of the 2021 Long Term Incentive Plan between Registrant and its Independent Non-employee Directors

14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017	14.1	3/27/2020	001-14217
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017	14.2	3/27/2020	001-14217
*21.1	Subsidiaries of the Registrant

*23.1	Consent of Moss Adams LLP

*31.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Chief Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Chief Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*101.ins	Inline XBRL instance document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document Interactive Data Files.
*101.sch	Inline XBRL taxonomy extension schema document
*101.cal	Inline XBRL taxonomy extension calculation linkbase document
*101.def	Inline XBRL taxonomy extension definition linkbase document
*101.lab	Inline XBRL taxonomy extension label linkbase document
*101.pre	Inline XBRL taxonomy extension presentation linkbase document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation
Dated: March 10, 2022	By:	/s/ Mark A. Hess
Mark A. Hess
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Darren W. Spriggs	March 10, 2022
Darren W. Spriggs
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ Mark A. Hess	March 10, 2022
Mark A. Hess
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ William A. Coskey	March 10, 2022
William A. Coskey, P.E.
Chairman of the Board, Director

By:	/s/ Christopher Sorrells	March 10, 2022
Christopher Sorrells, Director

By:	/s/ Lloyd Kirchner	March 10, 2022
Lloyd Kirchner, Director

By:	/s/ Kevin M. Palma	March 10, 2022
Kevin M. Palma, Director

