Form 10-Q
period 2022-03-26
ENGLOBAL CORP
filed 2022-05-05
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2022

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

Yes ☐      No ☒

As of May 5, 2022, the registrant had outstanding 35,228,979shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 26, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Operating revenues	$7,366	$12,449
Operating costs	8,024	11,445
Gross profit (loss)	(658)	1,004

Selling, general and administrative expenses	2,843	2,561
Operating loss	(3,501)	(1,557)

Other income (expense):
Other income, net	10	1,684
Interest expense, net	(51)	(58)
Income (loss) from operations before income taxes	(3,542)	69

Provision for federal and state income taxes	78	23

Net income (loss)	(3,620)	46

Basic and diluted income (loss) per common share:	$(0.10)	$0.00

Basic and diluted weighted average shares used in computing income per share:	35,231	27,557

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	March 26, 2022	December 25, 2021
ASSETS
Current Assets:
Cash	$17,698	$19,202
Trade receivables, net of allowances of $1,673 and $1,673	6,688	7,692
Prepaid expenses and other current assets	619	958
Payroll taxes receivable	2,003	3,065
Contract assets	3,161	4,177
Total Current Assets	30,169	35,094
Property and equipment, net	1,571	1,698
Goodwill	720	720
Other assets
Right of use asset	4,290	4,251
Deposits and other assets	292	306
Total Other Assets	4,582	4,557
Total Assets	$37,042	$42,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$1,574	$2,001
Accrued compensation and benefits	1,700	2,183
Current portion of leases	1,413	1,389
Contract liabilities	1,631	2,054
Current portion of deferred payroll tax	537	537
Other current liabilities	533	667
Total Current Liabilities	7,388	8,831

Long-term debt	1,136	1,035
Long-term leases	3,943	4,012
Total Liabilities	12,467	13,878
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,230,675 shares issued and outstanding at March 26, 2022 and at December 25, 2021	35	35
Additional paid-in capital	57,407	57,403
Accumulated deficit	(32,867)	(29,247)
Total Stockholders’ Equity	24,575	28,191
Total Liabilities and Stockholders’ Equity	$37,042	$42,069

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Cash Flows from Operating Activities:
Net income (loss)	$(3,620)	$46
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	201	82
Share-based compensation expense	56	45
Changes in current assets and liabilities:
Trade accounts receivable	1,004	(1,322)
Contract assets	1,016	2,768
Other current assets	1,415	(1,307)
Accounts payable	(427)	13
Accrued compensation and benefits	(483)	(876)
Contract liabilities	(423)	976
Income taxes payable	77	19
Other current liabilities, net	(211)	(167)
Net cash provided by (used in) operating activities	$(1,395)	$277

Cash Flows from Investing Activities:
Property and equipment acquired	(23)	(57)
Net cash used in investing activities	$(23)	$(57)

Cash Flows from Financing Activities:
At-the-market offering costs	(52)	—
Payments on finance leases	(134)	(36)
Interest on PPP loan	-	12
Proceeds from revolving credit facility, net	100	25
Net cash provided by (used in) financing activities	$(86)	$1
Net change in cash	(1,504)	221
Cash at beginning of period	19,202	13,706
Cash at end of period	$17,698	$13,927

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$51	$58
Right of use assets obtained in exchange for new operating lease liability	$354	$256
Cash paid during the period for income taxes (net of refunds)	$—	$1

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 26, 2022	March 27, 2021

Common Stock
	$35	$28
Additional Paid-in Capital
Balance at beginning of period	57,403	37,157
At-the-market offering costs	(52)	—
Share-based compensation - employees	56	45
Balance at end of period	57,407	37,202

Accumulated Deficit
Balance at beginning of period	(29,247)	(23,562)
Net income (loss)	(3,620)	46
Balance at end of period	(32,867)	(23,516)

Total Stockholders’ Equity	$24,575	$13,714

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 25, 2021, included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC.

The condensed financial statements included herein are unaudited for the three month periods ended March 26, 2022 and March 27, 2021, and in the case of the condensed balance sheet as of December 25, 2021 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

The Company has assessed subsequent events through the date of filing of these condensed financial statements with the SEC and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

We had no items of other comprehensive income in any period presented; therefore, no other components of comprehensive income are presented.

For our fiscal year 2022, our first, second, and third quarters will be comprised of 13 weeks each, and our fourth quarter will be comprised of 14 weeks.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended
	March 26, 2022	March 27, 2021
Fixed-price revenue	$5,208	$8,265
Time-and-material revenue	2,158	4,184
Total Revenue	7,366	12,449

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	March 26, 2022	December 25, 2021
Costs incurred on uncompleted contracts	$40,464	$36,429
Estimated earnings on uncompleted contracts	4,847	4,866
Earned revenues	45,311	41,295
Less: billings to date	43,781	39,172
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$1,530	$2,123

Contract assets	$3,161	$4,177
Contract liabilities	(1,631)	(2,054)
Net contract assets	$1,530	$2,123

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	March 26, 2022	December 25, 2021
Revolving Credit Facility (1)	$1,136	$1,035
Amount due within one year	—	—
Total long-term debt	$1,136	$1,035

(1)     On May 21, 2020 (the “Closing Date”), the Company and its wholly owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), pursuant to which the Lender agreed to extend credit to the Borrowers in the form of revolving loans (each a “Loan” and collectively, the “Loans”) in the aggregate amount of up to $6.0 million (the “Maximum Credit Limit”).

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit:  The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of March 26, 2022, the credit limit under the Revolving Credit Facility was $1.1 million.

Interest:  Any Loans will bear interest at a rate per annum equal to the Prime rate (defined as the rate announced as the “prime rate” or “bank prime rate” in the Western Edition of the Wall Street Journal) plus 2.0%; provided that interest will not be less than $7,500 per month.

Collateral: Lender receives a first priority lien on all assets of the Borrowers, including accounts receivable, contract assets, inventory, equipment, deposit accounts, general intangibles and investment property.

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

The future scheduled maturities of our debt are (in thousands):

Revolving Credit Facility
2022	$-
2023	1,136
2024 and thereafter	—
$1,136

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

We have identified four strategic markets where we have a long history of delivering project solutions and can provide complete project execution. These four targeted markets include: (i) Energy & Renewables, (ii) Automation, (iii) Oil, Gas, and Petrochemicals, and (iv) Government Services.

Within the Energy & Renewables group, our focus is to design and build production facilities for hydrogen and associated products, together with converting existing production facilities to produce products from renewable feedstock sources. These projects often utilize technologies that are more fuel efficient, and therefore reduce the associated carbon footprint of the facility. Our scope of work on these projects will typically include front-end development, engineering, procurement, mechanical fabrication, automation and commissioning services, and may be performed in conjunction with a construction partner.

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

We have two reportable segments: Commercial and Government Services. Our Energy & Renewables, Automation, and Oil, Gas, and Petrochemical groups are aggregated into one reportable segment, Commercial.

Revenues, operating income, and identifiable assets for each segment are set forth in the following table. The amount identified as Corporate includes those activities that are not allocated to the operating segments and includes costs related to business development, executive functions, finance, accounting, safety, human resources and information technology.

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 26, 2022:
Revenue	$5,403	$1,963	$-	$7,366
Gross profit (loss)	(924)	266	-	(658)
Gross profit (loss) margin	(17.1)%	13.6%		(8.9)%
SG&A	1,491	218	1,134	2,843
Operating income (loss)	(2,415)	48	(1,134)	(3,501)
Other income, net				10
Interest expense, net				(51)
Tax expense				(78)
Net loss				(3,620)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 27, 2021:
Revenue	$10,048	$2,401	$-	$12,449
Gross profit	915	89	-	1,004
Gross profit margin	9.1%	3.7%		8.1%
SG&A	1,294	209	1,058	2,561
Operating loss	(379)	(120)	(1,058)	(1,557)
Other income, net				1,684
Interest expense, net				(58)
Tax expense				(23)
Net income				46

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of March 26, 2022	As of December 25, 2021
	(dollars in thousands)
Commercial	$12,153	$12,535
Government Services	2,287	3,788
Corporate	22,602	25,746
Consolidated	$37,042	$42,069

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

The Company applies a more likely than not recognition threshold for all tax uncertainties. The FASB guidance for uncertain tax positions only allows the recognition of those tax benefits, based on their technical merits that are greater than 50 percent likelihood of being sustained upon examination by the taxing authorities. Management has reviewed the Company’s tax positions and determined there are no uncertain tax positions requiring recognition in the financial statements. U.S. federal tax returns prior to 2017 and Texas margins tax returns prior to 2017 are closed. Generally, the applicable statues of limitations are three to four years from their filings.

The Company recorded income tax expense of $78 thousand for the three months ended March 26, 2022 as compared to income tax expense of $23 thousand for the three months ended March 27, 2021. The effective income tax rate for the three months ended March 26, 2022 was (2.2)% as compared to 33.3% for the three months ended March 27, 2021. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

NOTE 9 – LEASES

The components of lease expense were as follows (dollars in thousands):

	Financial Statement	Three Months Ended
	Classification	March 26, 2022	March 27, 2021
Finance leases:
Amortization expense	SG&A Expense	$53	$19
Interest expense	Interest expense, net	11	4
Total finance lease expense		64	23

Operating leases:
Operating costs	Operating costs	45	152
Selling, general and administrative expenses	SG&A Expense	411	449
Total operating lease expense		456	601
Total lease expense		$520	$624

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	March 26, 2022	December 25, 2021
ROU Assets:
Operating leases	Right of use asset	$4,290	$4,251
Finance leases	Property and equipment, net	854	979
Total ROU Assets:		$5,144	$5,230

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,206	$1,153
Finance leases	Current portion of leases	207	236
Noncurrent Liabilities:
Operating leases	Long-term leases	3,296	3,269
Finance leases	Long-term leases	647	743
Total lease liabilities		$5,356	$5,401

The weighted average remaining lease term and weighted average discount rate were as follows:

At March 26, 2022
Weighted average remaining lease term (years)
Operating leases	4.9
Finance leases	4.2
Weighted average discount rate
Operating leases	0.9%
Finance leases	8.5%

Maturities of operating lease liabilities as of March 26, 2022 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2022 (remaining months)	994	181	1,175
2023	921	228	1,149
2024	828	208	1,036
2025	618	173	791
2026	370	144	514
2027 and thereafter	815	-	815
Total lease payments	4,546	934	5,480
Less: imputed interest	(44)	(80)	(124)
Total lease liabilities	$4,502	$854	$5,356

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

We have accounted for the $1.7 million and $1.4 million employee retention credits in the first and third quarters of 2021, respectively, as other income on the Statement of Operations and as a receivable on the Balance Sheet. During the first quarter of 2022, we received a partial refund for the 2021 first quarter employee retention credit for our ENGlobal U.S., Inc. subsidiary.

NOTE 11 – STOCKHOLDERS’ EQUITY

On January 29, 2021, the Company entered into an at market issuance sales agreement (the “At Market Issuance Sales Agreement”) with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company could offer and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the At Market Issuance Sales Agreement, the Company paid B. Riley an aggregate commission of 3% of the gross sales price per share of common stock sold under the agreement. The Company was not obligated to make any sales under the At Market Issuance Sales Agreement. In April 2021, 400,538 shares of the Company’s common stock were issued and sold pursuant to the At Market Issuance Sales Agreement for net proceeds of approximately $1.4 million. On January 7, 2022, the At Market Issuance Sales Agreement was terminated pursuant to its terms.

On June 1, 2021, the Company entered into a securities purchase agreement (the “Purchase Agreement”) pursuant to which the Company issued and sold an aggregate of 7,142,859 shares of the Company’s common stock to certain institutional investors at an offering price of $2.80 per share in a registered direct offering priced at-the-market under NASDAQ rules for net proceeds of approximately $18.7 million after deducting the fees of A.G.P./Alliance Global Partners, the placement agent, and related offering expenses of approximately $1.3 million.

On January 11, 2022, the Company entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing with the SEC on March 11, 2022 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, the Company’s registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, became subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that the Company may not sell securities in a public primary offering with a value exceeding one-third of its public float in any twelve-month period unless its public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If the Company’s public float meets or exceeds $75 million at any time, the Company will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of its next Section 10(a)(3) update as required under the Securities Act. During the first quarter of 2022, $0.1 million in direct costs related to ATM agreement were recorded as a reduction of equity.

NOTE 12 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility.

As of March 26, 2022, the credit limit under the Revolving Credit Facility was $1.1 million and outstanding borrowings were $1.1 million, which yields enough interest to cover our minimum monthly interest charge. As of March 26, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing with the SEC on March 11, 2022 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, our registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, became subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of our common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

We believe our cash on hand, internally generated funds, availability under the Revolving Credit Facility, and sales of common stock pursuant to the ATM Agreement, along with other working capital, will be sufficient to fund our current operations and expected activity for the next twelve months.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the specific risk factors identified under Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 25, 2021, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 25, 2021.

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and fabrication capabilities. We believe our vertically-integrated strategy allows us to differentiate our company from most of our competitors as a full-service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project costs and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

We focus on four strategic markets where we have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to their clients. These four targeted markets include: (i) Energy & Renewables, (ii) Automation, (iii) Oil, Gas, and Petrochemicals, and (iv) Government Services.

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

COVID-19 Update

On March 11, 2020, the World Health Organization declared that the worldwide spread and severity of a new coronavirus, referred to as COVID-19, was severe enough to be characterized as a pandemic. The continued worldwide spread of COVID-19, in conjunction with related government and other preventative measures taken to mitigate the spread of COVID-19, have caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) announced capital spending cuts which, in turn, resulted in a decrease in new project awards. As a result, we have not been successful in replacing our backlog as quickly as it has been converted to revenues, and our backlog has decreased by approximately $46.4 million from $59.2 million at December 28, 2019 to $12.8 million as of December 25, 2021

During the fourth quarter of 2021 and into the first quarter of 2022, many of our clients returned to their offices and project development began to return. As a result, we began spending a significant amount of man hours bidding many of these new and resurrected projects for our clients. Some of these projects have been awarded to us during the first quarter of 2022 increasing our backlog by approximately $0.5 million during the first quarter of 2022 to $13.3 million as of March 26, 2022. We believe we have many potential opportunities in our sales pipeline that could replace a significant portion of the backlog reduction since the end of 2019. We believe our backlog and our opportunity pipeline is sufficient to keep a significant portion of our workforce productive in the near term.

For additional information, see Part II. Item 1A “Risk Factors.”

Critical Accounting Policies Update

Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2021 Annual Report on Form 10-K.

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

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment. Fair value was determined by applying a historical earnings multiple times the cash flow of the operating unit after allocation of certain corporate overhead. Estimating the cash flow of the operating unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. It is possible that changes in market conditions, economy, facts, circumstances, judgments and assumptions used in estimating the fair value could change, resulting in possible impairments of goodwill in the future.

Employee retention credit - Since there is no US GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

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

Comparison of the three months ended March 26, 2022 versus the three months ended March 27, 2021

The following table, for the three months ended March 26, 2022 versus the three months ended March 27, 2021, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 26, 2022:
Revenue	$5,403	$1,963	$—	$7,366	100.0%
Gross profit (loss)	(924)	266	—	(658)	(8.9)%
SG&A	1,491	218	1,134	2,843	38.6%
Operating income (loss)	(2,415)	48	(1,134)	(3,501)	(47.5)%
Other income, net				10
Interest expense, net				(51)
Tax expense				(78)
Net loss				(3,620)	(49.1)%
Basic and diluted loss per share				$(0.10)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 27, 2021:
Revenue	10,048	2,401	—	12,449	100.0%
Gross profit	915	89	—	1,004	8.1%
SG&A	1,294	209	1,058	2,561	20.6%
Operating loss	(379)	(120)	(1,058)	(1,557)	(12.5)%
Other income, net				1,684
Interest expense, net				(58)
Tax expense				(23)
Net income				46	0.4%
Basic and diluted income per share				0.00

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(4,645)	$(438)	$—	$(5,083)	(40.8)%
Gross profit (loss)	(1,839)	177	—	(1,662)
SG&A	197	9	76	282	11.0%
Operating income (loss)	(2,036)	168	(76)	(1,944)	124.9%
Other income, net				(1,674)
Interest expense, net				7
Tax expense				(55)
Net income				(3,666)	(7,969.6)%
Basic and diluted loss per share				$(0.10)

Revenue – Revenue decreased $5.1 million to $7.4 million from $12.5 million, or a decrease of 40.8%, for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021. The decrease is primarily due to the completion of several large projects within our Commercial segment and projects that were not renewed as our clients were not accessible during the pandemic due to COVID-19 related restrictions, which negatively impacted our ability to interact with our clients.  We believe that personal interaction is essential in our industry to build and maintain customer relationships and to drive new business.

Gross Profit – Gross profit margin decreased 17.0% to (8.9)% from 8.1% for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021. The decrease in gross profit margin is primarily attributable to our decrease in project volume in addition to an increase in Commercial segment costs associated with maintaining essential staffing as projects were completed without subsequent renewals or replacements and increased proposal activity from our efforts to replenish our backlog.

Selling, General and Administrative Expense – SG&A expenses increased by $0.3 million for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 due to an increase in salaries and burden expense of $0.1 million from our investment in key business development personnel, an increase in legal expense of $0.1 million as we filed a bid protest to challenge an award of a federal contract, and an increase in recruiting and travel expenses of $0.1 million as we hired an operational leader and increased our business development efforts.

Other Income (Expense), Net – Other income, net of expense, decreased $1.7 million for the three months ended March 26, 2022 as compared to the three months ended March 27, 2021 primarily due to the $1.7 million employee retention credit recorded in the first quarter of 2021 with no comparable occurrence in 2022.

Interest Expense, net – Interest expense is incurred primarily in connection with our Revolving Credit Facility (defined below) and our finance leases. Our interest expense decreased to $51 thousand for the three months ended March 26, 2022 from $58 thousand for the three months ended March 27, 2021.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $78 thousand for the three months ended March 26, 2022 compared to income tax expense of $23 thousand for the three months ended March 27, 2021.

Net Income (Loss) – Net loss for the three months ended March 26, 2022 was $3.6 million, or a $3.7 million decrease from net income of $46 thousand for the three months ended March 27, 2021, primarily as a result of a decrease in revenue and gross profit, increased business development costs within our Commercial segment, in addition to the employee retention credit recorded in the first quarter of 2021 with no comparable occurrence in 2022.

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility. We had cash of approximately $17.7 million at March 26, 2022 and $19.2 million at December 25, 2021. Our working capital as of March 26, 2022 was $22.8 million versus $26.3 million as of December 25, 2021.

As of March 26, 2022, the credit limit under the Revolving Credit Facility was $1.1 million and outstanding borrowings were $1.1 million, which yields enough interest to cover our minimum monthly interest charge. As of March 26, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing with the SEC on March 11, 2022 of our Annual Report on Form 10-K for the fiscal year ended December 25, 2021, our registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, became subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of our common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

Cash Flows from Operating Activities

Operating activities used $1.4 million of cash for the three months ended March 26, 2022 and provided $0.3 million of cash for the three months ended March 27, 2021. The primary drivers of our cash used in operations for the three months ended March 26, 2022 were our operating loss of $3.6 million mainly as a result of a decrease in revenue and gross profit, along with increased business development costs within our Commercial segment, a decrease in accrued compensation and benefits of $0.4 million, a decrease of trade payables of $0.4 million, and a decrease of other current liabilities of $0.2 million, partially offset by cash provided from a decrease in trade receivables of $1.0 million, a decrease in contract assets net of contract liabilities of $0.6 million, a decrease in other current assets of $1.4 million, and $0.3 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $23 thousand for the three months ended March 26, 2022 and $57 thousand for the three months ended March 27, 2021 for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities used $0.1 million of cash for the three months ended March 26, 2022 primarily due to costs associated with the ATM Agreement and payments for our finance leases, partially offset by proceeds received from the Revolving Credit Facility. Financing activities provided cash of $1 thousand for the three months ended March 27, 2021 primarily due to interest on the PPP Loan and proceeds received from the Revolving Credit Facility partially offset by the interest incurred on our financial leases.

Contractual Obligations

The Company is obligated to make future cash payments under the Revolving Credit Facility, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of March 26, 2022 (in thousands):

	Payment Due by Fiscal Period
	2022	2023	2024	2025	2026 and thereafter
Operating and finance leases	$1,175	$1,149	$1,036	$791	$1,329
Revolving Credit Facility	—	1,136	—	—	—
Other liabilities(1)	313	—	—	—	—
Total	$1,488	$2,285	$1,036	$791	$1,329

(1)     Other liabilities includes short-term notes payable.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 26, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 26, 2022, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended March 26, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 25, 2021, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

The COVID–19 pandemic has adversely affected and could continue to adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The COVID–19 pandemic has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. In response, companies within the energy industry (including our customers) announced capital spending cuts which, in turn, resulted in a decrease in new project awards and/or adjustments, reductions, suspensions, cancellations or payment defaults with respect to existing project awards. The prolonged nature of the COVID–19 pandemic has resulted, and may continue to result, in a significant decrease in business and/or has caused, and may in the future cause, our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a spread of COVID–19 in our market areas. The COVID–19 pandemic may also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third-party service providers who perform critical services for our business. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 continues to spread or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

Economic downturns and the volatility and level of oil and natural gas prices could have a negative impact on our businesses. Demand for the services offered by us has been and is expected to continue to be, subject to significant fluctuations due to a variety of factors beyond our control, including demand for engineering services in the petroleum refining, petroleum chemical and pipeline industries and in other industries that we provide services to. During economic downturns in these industries, our customers’ need to engage us may decline significantly and projects may be delayed or cancelled. We cannot predict how long the current economic downturn will last or how long the price of oil will remain relatively low. However, these factors can cause our profitability to decline significantly. Our clients’ willingness to undertake these activities depends largely on the following factors:

•	Prices and expectations about future prices of oil and natural gas;
•	Domestic and foreign supply of and demand for oil and natural gas;
•	The cost of exploring for, developing, producing and delivering oil and natural gas;
•	Weather conditions, such as hurricanes, which may affect our clients’ ability to produce oil and natural gas;
•	Available pipeline, storage and other transportation capacity;
•	Federal, state and local regulation of oilfield activities;
•	Environmental concerns regarding the methods our customers use to produce oil and natural gas;
•	The availability of water resources and the cost of disposal and recycling services; and
•	Seasonal limitations on access to work locations

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices or volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry. The February 2022 invasion of Ukraine by Russia is an ongoing conflict. As a result of the invasion, certain events are beginning to effect the global and United States economy, including increased inflation, substantial increases in the prices of oil and gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in the leading market indexes.  The duration of this war and its impact on our business are uncertain, but it is likely to continue causing disruption and instability which may lead to additional volatility in prices for oil and natural gas.

Our backlog has declined significantly due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. Our backlog has declined significantly due to the COVID-19 pandemic because we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $46.4 million from $59.2 million at December 28, 2019 to $12.8 million as of December 25, 2021. During the first quarter of 2022, however, our backlog increased by approximately $0.5 million to $13.3 million as of March 26, 2022 as a result of our clients returning to their offices and project investment decisions being made again. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil and more recently as a result of the Russia-Ukraine conflict. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of March 26, 2022 we had one project that had $2.7 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations. For example, on July 12, 2021, one of our major customers filed bankruptcy after suspending operations during the second quarter of 2021, which led to our recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog during the year ended December 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the first quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
December 26, 2021 to January 22, 2022	—	—	—	$—
January 23, 2022 to February 26, 2022	—	—	—	$—
February 27, 2022 to March 26, 2022	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)     On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of March 26, 2022, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

10.1	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

ENGlobal Corporation

Dated: May 5, 2022	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

