Form 10-Q
period 2022-06-25
ENGLOBAL CORP
filed 2022-08-05
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2022

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

Yes ☐     No ☒

As of August 4, 2022, the registrant had outstanding 35,802,313 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 25, 2022

		Page Number

Part I.	Financial Information	3

Item 1.	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 25, 2022 and June 26, 2021	3

	Unaudited Condensed Consolidated Balance Sheets at June 25, 2022 and December 25, 2021	4

	Unaudited Condensed Consolidated Statements of Unaudited Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 25, 2022 and June 26, 2021	5

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the Three and Six Months Ended June 25, 2022 and June 26, 2021	6

	Notes to Unaudited Interim Condensed Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	28

Part II.	Other Information	29

Item 1.	Legal Proceedings	29

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

Item 3.	Defaults Upon Senior Securities	32

Item 4.	Mine Safety Disclosures	32

Item 5.	Other Information	32

Item 6.	Exhibits	33

	Signatures	34

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Operating revenues	$11,355	$11,079	$18,721	$23,528
Operating costs	10,023	10,997	18,047	22,442
Gross profit	1,332	82	674	1,086

Selling, general and administrative expenses	2,890	4,264	5,733	6,825
Operating loss	(1,558)	(4,182)	(5,059)	(5,739)

Other income (expense):
Other income, net	21	6	31	1,690
Interest expense, net	(52)	(57)	(103)	(115)
Loss from operations before income taxes	(1,589)	(4,233)	(5,131)	(4,164)

Provision (benefit) for federal and state income taxes	(56)	23	22	46

Net loss	(1,533)	(4,256)	(5,153)	(4,210)

Basic and diluted loss per common share:	$(0.04)	$(0.14)	$(0.15)	$(0.15)

Basic and diluted weighted average shares used in computing loss per share:	35,444	29,599	35,337	28,573

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	June 25, 2022	December 25, 2021
ASSETS
Current Assets:
Cash	$14,139	$19,202
Trade receivables, net of allowances of $273 and $1,673	7,310	7,692
Prepaid expenses and other current assets	436	958
Payroll taxes receivable	2,003	3,065
Contract assets	5,645	4,177
Total Current Assets	29,533	35,094
Property and equipment, net	1,500	1,698
Goodwill	720	720
Intangible assets, net of accumulated amortization	2,746	—
Other assets
Right of use asset	4,001	4,251
Deposits and other assets	282	306
Total Other Assets	4,283	4,557
Total Assets	$38,782	$42,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$2,298	$2,001
Accrued compensation and benefits	2,252	2,183
Current portion of leases	1,293	1,389
Contract liabilities	2,332	2,054
Current portion of deferred payroll tax	537	537
Other current liabilities	207	667
Short-term contingent consideration	46	—
Short-term debt	1,218	—
Total Current Liabilities	10,183	8,831

Long-term contingent consideration	1,309	—
Long-term debt	—	1,035
Long-term leases	3,682	4,012
Total Liabilities	15,174	13,878
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,802,313 shares issued and outstanding at June 25, 2022 and 35,230,675 shares issued and outstanding at December 25, 2021	36	35
Additional paid-in capital	57,972	57,403
Accumulated deficit	(34,400)	(29,247)
Total Stockholders’ Equity	23,608	28,191
Total Liabilities and Stockholders’ Equity	$38,782	$42,069

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 25, 2022	June 26, 2021
Cash Flows from Operating Activities:
Net loss	$(5,153)	$(4,210)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	368	187
Share-based compensation expense	111	107
Changes in current assets and liabilities
Trade accounts receivable	382	1,217
Contract assets	(1,468)	1,190
Other current assets	1,608	(1,234)
Accounts payable	297	(164)
Accrued compensation and benefits	69	(569)
Contract liabilities	278	(698)
Income taxes payable	(27)	(54)
Other current liabilities, net	(433)	(347)
Net cash used in operating activities	$(3,968)	$(4,575)

Cash Flows from Investing Activities:
Asset acquisition, net of cash acquired	(937)	—
Property and equipment acquired	(92)	(88)
Net cash used in investing activities	$(1,029)	$(88)

Cash Flows from Financing Activities:
Issuance of common stock, net	—	20,052
At-the-market offering costs	(67)	—
Payments on finance leases	(182)	(55)
Interest on PPP loan	—	25
Proceeds from revolving credit facility, net	183	110
Net cash provided by (used in) financing activities	$(66)	$20,132
Net change in cash	(5,063)	15,469
Cash at beginning of period	19,202	13,706
Cash at end of period	$14,139	$29,175

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$98	$115
Right of use assets obtained in exchange for new operating lease liability	$354	$256
Cash paid during the period for income taxes (net of refunds)	$48	$151
Asset acquisition, common stock issued	$525	$—
Asset acquisition, contingent consideration	$1,355	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	June 25, 2022	June 26, 2021
Common Stock
Balance at beginning of period	$35	$28
Common stock issued	1	7
Balance at the end of the period	36	35
Additional Paid-in Capital
Balance at beginning of period	57,407	37,202
Common stock issued	525	20,045
At-the-market offering costs	(15)	-
Share-based compensation - employees	55	62
Balance at end of period	57,972	57,309

Accumulated Deficit
Balance at beginning of period	(32,867)	(23,516)
Net loss	(1,533)	(4,256)
Balance at end of period	(34,400)	(27,772)

Total Stockholders’ Equity	$23,608	$29,572

	For the Six Months Ended
	June 25, 2022	June 26, 2021
Common Stock
Balance at beginning of period	$35	$28
Common stock issued	1	7
Balance at the end of the period	36	35
Additional Paid-in Capital
Balance at beginning of period	57,403	37,157
Common stock issued	525	20,045
At-the-market offering costs	(67)	-
Share-based compensation - employees	111	107
Balance at end of period	57,972	57,309

Accumulated Deficit
Balance at beginning of period	(29,247)	(23,562)
Net loss	(5,153)	(4,210)
Balance at end of period	(34,400)	(27,772)

Total Stockholders’ Equity	$23,608	$29,572

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

The condensed financial statements included herein are unaudited for the three and six month periods ended June 25, 2022 and June 26, 2021, and in the case of the condensed balance sheet as of December 25, 2021 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Fixed-price revenue	$8,891	$6,528	$14,099	$14,793
Time-and-material revenue	2,464	4,551	4,622	8,735
Total Revenue	11,355	11,079	18,721	23,528

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	June 25, 2022	December 25, 2021
Costs incurred on uncompleted contracts	$47,537	$36,429
Estimated earnings on uncompleted contracts	6,282	4,866
Earned revenues	53,819	41,295
Less: billings to date	50,506	39,172
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$3,313	$2,123

Contract assets	$5,645	$4,177
Contract liabilities	(2,332)	(2,054)
Net contract assets	$3,313	$2,123

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	June 25, 2022	December 25, 2021
Revolving Credit Facility (1)	$1,218	$1,035
Amount due within one year	(1,218)	—
Total long-term debt	$—	$1,035

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit: The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of June 25, 2022, the credit limit under the Revolving Credit Facility was $1.8 million.

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

The future scheduled maturities of our debt are (in thousands):

Revolving Credit Facility
2022	$—
2023	1,218
2024 and thereafter	—
$1,218

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 25, 2022:
Revenue	$9,203	$2,152	$—	$11,355
Gross profit	701	631	—	1,332
Gross profit margin	7.6%	29.3%		11.7%
SG&A	1,605	172	1,113	2,890
Operating income (loss)	(904)	459	(1,113)	(1,558)
Other income, net				21
Interest expense, net				(52)
Tax benefit				56
Net loss				(1,533)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 26, 2021:
Revenue	$9,157	$1,922	$—	$11,079
Gross profit (loss)	(201)	283	—	82
Gross profit (loss) margin	(2.2)%	14.7%		0.7%
SG&A	2,816	188	1,260	4,264
Operating income (loss)	(3,017)	95	(1,260)	(4,182)
Other income, net				6
Interest expense, net				(57)
Tax expense				(23)
Net loss				(4,256)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 25, 2022:
Revenue	$14,606	$4,115	$—	$18,721
Gross profit (loss)	(223)	897	—	674
Gross profit (loss) margin	(1.5)%	21.8%		3.6%
SG&A	3,096	390	2,247	5,733
Operating income (loss)	(3,319)	507	(2,247)	(5,059)
Other income, net				31
Interest expense, net				(103)
Tax expense				(22)
Net loss				(5,153)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 26, 2021:
Revenue	$19,206	$4,322	$—	$23,528
Gross profit	714	372	—	1,086
Gross profit margin	3.7%	8.6%		4.6%
SG&A	4,109	397	2,319	6,825
Operating loss	(3,395)	(25)	(2,319)	(5,739)
Other income, net				1,690
Interest expense, net				(115)
Tax expense				(46)
Net loss				(4,210)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of June 25, 2022	As of December 25, 2021
	(dollars in thousands)
Commercial	$17,036	$12,535
Government Services	2,881	3,788
Corporate	18,865	25,746
Consolidated	$38,782	$42,069

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

The Company recorded income tax benefit of $56 thousand for the three months ended June 25, 2022 as compared to income tax expense of $23 thousand for the three months ended June 26, 2021. The effective income tax rate for the three months ended June 25, 2022 was 3.5% as compared to (0.5)% for the three months ended June 26, 2021. The Company recorded income tax expense of $22 thousand for the six months ended June 25, 2022 as compared to income tax expense of $46 thousand for the six months ended June 26, 2021. The effective income tax rate for the six months ended June 25, 2022 was (0.4)% as compared to (1.1)% for the six months ended June 26, 2021. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

The components of lease expense were as follows (dollars in thousands):

	Financial Statement	Three Months Ended		Six Months Ended
	Classification	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
Finance leases:
Amortization expense	SG&A Expense	$53	$22	$106	$41
Interest expense	Interest expense, net	11	5	22	9
Total finance lease expense		64	27	128	50

Operating leases:
Operating costs	Operating costs	58	107	103	259
Selling, general and administrative expenses	SG&A Expense	465	416	876	865
Total operating lease expense		523	523	979	1,124
Total lease expense		$587	$550	$1,107	$1,174

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	June 25, 2022	December 25, 2021
ROU Assets:
Operating leases	Right of use asset	$4,001	$4,251
Finance leases	Property and equipment, net	796	979
Total ROU Assets:		$4,797	$5,230

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,093	$1,153
Finance leases	Current portion of leases	200	236
Noncurrent Liabilities:
Operating leases	Long-term leases	3,086	3,269
Finance leases	Long-term leases	596	743
Total lease liabilities		$4,975	$5,401

The weighted average remaining lease term and weighted average discount rate were as follows:

At June 25, 2022
Weighted average remaining lease term (years)
Operating leases	4.8
Finance leases	4.0
Weighted average discount rate
Operating leases	0.9%
Finance leases	8.1%

Maturities of operating lease liabilities as of June 25, 2022 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2022 (remaining months)	656	114	770
2023	923	228	1,151
2024	830	208	1,038
2025	620	173	793
2026	372	144	516
2027 and thereafter	817	—	817
Total lease payments	4,218	867	5,085
Less: imputed interest	(39)	(71)	(110)
Total lease liabilities	$4,179	$796	$4,975

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

On January 11, 2022, the Company entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing with the SEC on March 11, 2022 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, the Company’s registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, became subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that the Company may not sell securities in a public primary offering with a value exceeding one-third of its public float in any twelve-month period unless its public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If the Company’s public float meets or exceeds $75 million at any time, the Company will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of its next Section 10(a)(3) update as required under the Securities Act. During the first half of 2022, $0.1 million in direct costs related to the ATM Agreement were recorded as a reduction of equity.

NOTE 12 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement, and borrowings under the Revolving Credit Facility.

As of June 25, 2022, the credit limit under the Revolving Credit Facility was $1.8 million and outstanding borrowings were $1.2 million, which yields enough interest to cover our minimum monthly interest charge. As of June 25, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Note 5 – Debt.

On January 11, 2022, we entered into the ATM Agreement pursuant to which we may offer and sell shares of our common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. For additional information on the ATM Agreement, see Note 11 – Stockholders’ Equity.

We believe our cash on hand, internally generated funds, availability under the Revolving Credit Facility, and sales of common stock pursuant to the ATM Agreement, along with other working capital, will be sufficient to fund our current operations and expected activity for the next twelve months.

NOTE 13 – ACQUISTION

On May 18, 2022, ENG Calvert Holdings Ltd. (the “Purchaser”), a wholly owned subsidiary of the Company, completed the acquisition of Calvert Group Belgium NV (“Calvert”), a business that licenses small-scale gas to liquids (“GTL”) technology for flare gas and stranded gas applications for specific territories including the Middle East and North Africa. The Company expects to utilize Calvert’s basic designs incorporating the GTL technology into small scale GTL plants to be manufactured by the Company in the United States and subsequently shipped internationally.

Pursuant to the accounting guidance in ASC 805, we determined that the acquisition of Calvert did not meet the criteria necessary to constitute a business combination and was accounted for as an asset acquisition which occurs when substantially all of the fair value of gross assets acquired is concentrated in a single identifiable asset or a group of similar identified assets. The determination was based on the gross fair value of the acquisition being concentrated in the license agreement acquired.

The consideration transferred on the acquisition date included $0.8 million cash, net of cash acquired, and $0.5 million in common stock issued. In addition, we may pay up to approximately $1.4 million in cash and issue approximately $0.6 million in common stock if certain benchmarks are achieved. The Company capitalized $0.1 million in costs associated with the transaction.

NOTE 14 – INTANGIBLE ASSETS

                The Company has recognized a $2.8 million intangible asset for the license acquired.

Supplemental balance sheet information related to intangible assets is as follows (dollars in thousands):

	June 25, 2022	December 25, 2021
Licenses	$2,816	$—
Accumulated amortization	(70)	—
Intangible assets, net of accumulated depreciation	$2,746	$—

                The components of amortization expense were as follows (in thousands):

	Financial Statement	Three Months Ended		Six Months Ended
	Classification	June 25, 2022	June 26, 2021	June 25, 2022	June 26, 2021
License leases:
Amortization expense	SG&A Expense	70	—	70	—
Total intangible asset amortization expense		70	—	70	—

                The weighted-average amortization period remaining is 5.17 years.

                The future scheduled amortization of our intangible asset is as follows (in thousands):

Intagible Asset Amortization
2022 (remaining months)	$265
2023	532
2024	532
2025	532
2026	532
2027	353
$2,746

We may pay contingent consideration over the next five years based on the achievement of certain revenue benchmarks. The purchase price includes the original estimated fair value of the contingent consideration recorded at the present value of approximately $1.5 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted contingent consideration payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted contingent consideration payments were then discounted using a discount rate based on the risk free rate of return (10 year treasury rate) plus a risk premium using the probability-weighted cash flows. The fair value measurement is a Level 3 measurement. The fair value of the contingent consideration is reviewed quarterly.

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at June 25, 2022
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	—	—	1,355

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the periods ending June 25, 2022 and December 25, 2021 (in thousands):

	June 25, 2022	December 25, 2021
Opening balance	$—	$—
Contingent consideration in connection with acquisition	1,355	—
Ending balance	$1,355	$—

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

During the fourth quarter of 2021 and into the first quarter of 2022, many of our clients returned to their offices and project development began to return. As a result, we began spending a significant amount of man hours bidding many of these new and resurrected projects for our clients. Some of these projects have been awarded to us during the first half of 2022 increasing our backlog by approximately $6.2 million during the first half of 2022 to $19.0 million as of June 25, 2022. We believe we have many potential opportunities in our sales pipeline that could replace a significant portion of the backlog reduction since the end of 2019. We believe our backlog and our opportunity pipeline is sufficient to keep a significant portion of our workforce productive in the near term.

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

Contingent consideration – As part of the asset acquisition, the Company recognized the fair value of the contingent consideration based on estimates and assumtions by management. It is possible that changes in market conditions, economy, facts, circumstances, judgments and assumptions used in estimating the fair value could change, resulting in possible changes in the costs basis of the assets and liabilities recognized.

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

Comparison of the three months ended June 25, 2022 versus the three months ended June 26, 2021

The following table, for the three months ended June 25, 2022 versus the three months ended June 26, 2021, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 25, 2022:
Revenue	$9,203	$2,152	$—	$11,355	100.0%
Gross profit	701	631	—	1,332	11.7%
SG&A	1,605	172	1,113	2,890	25.5%
Operating income (loss)	(904)	459	(1,113)	(1,558)	(13.7)%
Other income, net				21
Interest expense, net				(52)
Tax benefit				56
Net loss				(1,533)	(13.5)%
Basic and diluted loss per share				$(0.04)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 26, 2021:
Revenue	9,157	1,922	—	11,079	100.0%
Gross profit (loss)	(201)	283	—	82	0.7%
SG&A	2,816	188	1,260	4,264	38.5%
Operating income (loss)	(3,017)	95	(1,260)	(4,182)	(37.7)%
Other income, net				6
Interest expense, net				(57)
Tax expense				(23)
Net loss				(4,256)	(38.4)%
Basic and diluted loss per share				(0.14)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$46	$230	$—	$276	2.5%
Gross profit	902	348	—	1,250
SG&A	(1,211)	(16)	(147)	(1,374)	(32.2)%
Operating income (loss)	2,113	364	147	2,624	62.7%
Other income, net				15
Interest expense, net				5
Tax expense				79
Net loss				2,723	(64.0)%
Basic and diluted loss per share				$0.10

Comparison of the six months ended June 25, 2022 versus the six months ended June 26, 2021

The following table, for the six months ended June 25, 2022 versus the six months ended June 26, 2021, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 25, 2022:
Revenue	$14,606	$4,115	$—	$18,721	100.0%
Gross profit (loss)	(223)	897	—	674	3.6%
SG&A	3,096	390	2,247	5,733	30.6%
Operating income (loss)	(3,319)	507	(2,247)	(5,059)	(27.0)%
Other income, net				31
Interest expense, net				(103)
Tax expense				(22)
Net loss				(5,153)	(27.5)%
Basic and diluted loss per share				$(0.15)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 26, 2021:
Revenue	19,206	4,322	—	23,528	100.0%
Gross profit	714	372	—	1,086	4.6%
SG&A	4,109	397	2,319	6,825	29.0%
Operating loss	(3,395)	(25)	(2,319)	(5,739)	(24.4)%
Other income, net				1,690
Interest expense, net				(115)
Tax expense				(46)
Net loss				(4,210)	(17.9)%
Basic and diluted loss per share				(0.15)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(4,600)	$(207)	$—	$(4,807)	(20.4)%
Gross profit (loss)	(937)	525	—	(412)
SG&A	(1,013)	(7)	72	(1,092)	(16.0)%
Operating income (loss)	76	532	(72)	680	11.8%
Other income, net				(1,659)
Interest expense, net				12
Tax expense				24
Net loss				(943)	22.4%
Basic and diluted loss per share				$0.01

Revenue – Revenue increased $0.3 million to $11.4 million from $11.1 million, or an increase of 2.5%, for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021. The increase is primarily due to the progress of work on our Government Service contracts, the award of several projects within our Commercial segment, partially offset by the completion of several large projects within our Commercial segment and projects that were not renewed.

Revenue decreased $4.8 million to $18.7 million from $23.5 million, or a decrease of 20.4%, for the six months ended June 25, 2022 as compared to the six months ended June 26, 2021. The decrease is primarily due to the completion of several large projects within our Commercial segment and projects that were not renewed as our clients were not accessible during the pandemic due to COVID-19 related restrictions, which negatively impacted our ability to interact with our clients. We believe that personal interaction is essential in our industry to build and maintain customer relationships and to drive new business. The decrease was partially offset by revenue from project awards with new customers as we continue our business development efforts to increase our backlog.

Gross Profit – Gross profit margin increased 11.0% to 11.7% from 0.7% for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021. The increase in gross profit margin is primarily attributable to increased utilitization of personnel on project awards within our Commercial segment.

Gross profit margin decreased 1.0% to 3.6% from 4.6% for the six months ended June 25, 2022 as compared to the six months ended June 26, 2021. The decrease in gross profit margin is primarily attributable to the decrease in project volume in addition to an increase in Commercial segment costs associated with maintaining essential staffing as projects were completed without subsequent renewals or replacements and increased proposal activity from our efforts to replenish our backlog, partially offset by revenue from projects awards in 2022.

Selling, General and Administrative Expense – SG&A expenses decreased by $1.4 million for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021 due to the $1.4 million bad debt reserve recorded during the second quarter of 2021 with no comparable occurrence in 2022, and a decrease in salaries and burden expense of $0.1 million, partially offset by an increase in office and marketing expense of $0.1 million, and an increase in recruiting and travel expenses of $0.1 million as we increased our business development efforts.

SG&A expenses decreased by $1.1 million for the six months ended June 25, 2022 as compared to the six months ended June 26, 2021 due to the $1.4 million bad debt reserve recorded during the second quarter of 2021 with no comparable occurrence in 2022, partially offset by an increase in office and marketing expense of $0.1 million, an increase in legal expense of $0.1 million as we filed a bid protest to challenge an award of a federal contract, and an increase in recruiting and travel expenses of $0.1 million as we hired an operational leader and increased our business development efforts.

Other Income (Expense), Net – Other income, net of expense, increased $15 thousand for the three months ended June 25, 2022 as compared to the three months ended June 26, 2021.

Other income, net of expense, decreased $1.7 million for the six months ended June 25, 2022 as compared to the six months ended June 26, 2021 primarily due to the $1.7 million employee retention credit recorded in the first quarter of 2021 with no comparable occurrence in 2022.

Interest Expense, net – Interest expense is incurred primarily in connection with our Revolving Credit Facility (defined below) and our finance leases. Our interest expense decreased to $52 thousand for the three months ended June 25, 2022 from $57 thousand for the three months ended June 26, 2021.

Our interest expense decreased to $103 thousand for the six months ended June 25, 2022 from $115 thousand for the six months ended June 26, 2021.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax benefit of $56 thousand for the three months ended June 25, 2022 due to a revised forecast for the year compared to income tax expense of $23 thousand for the three months ended June 26, 2021.

We recorded income tax expense of $22 thousand for the six months ended June 25, 2022 compared to income tax expense of $46 thousand for the six months ended June 26, 2021.

Net Income (Loss) – Net loss for the three months ended June 25, 2022 was $1.5 million, or a $2.8 million decrease from net loss of $4.3 million for the three months ended June 26, 2021, primarily as a result of an increase in revenue and gross profit and increased utilitization of personnel on project awards within our Commercial segment.

Net loss for the six months ended June 25, 2022 was $5.2 million, or a $0.9 million increase from net loss of $4.2 million for the six months ended June 26, 2021, primarily as a result of a decrease in revenue and gross profit, increased business development costs within our Commercial segment, in addition to the employee retention credit recorded in the first quarter of 2021 with no comparable occurrence in 2022.

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility. We had cash of approximately $14.1 million at June 25, 2022 and $19.2 million at December 25, 2021. Our working capital as of June 25, 2022 was $19.4 million versus $26.3 million as of December 25, 2021.

As of June 25, 2022, the credit limit under the Revolving Credit Facility was $1.8 million and outstanding borrowings were $1.2 million, which yields enough interest to cover our minimum monthly interest charge. As of June 25, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

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

Cash Flows from Operating Activities

Operating activities used $4.0 million of cash for the six months ended June 25, 2022 and used $4.6 million of cash for the six months ended June 26, 2021. The primary drivers of our cash used in operations for the six months ended June 25, 2022 were our net loss of $5.2 million mainly as a result of a decrease in revenue and gross profit, along with increased business development costs within our Commercial segment, an increase in contract assets net of contract liabilities of $1.2 million, and a decrease of other current liabilities and income tax payable of $0.5 million, partially offset by cash provided from a decrease in accrued compensation and benefits of $0.1 million, a decrease of trade payables of $0.3 million, a decrease in trade receivables of $0.4 million, a decrease in other current assets of $1.6 million, and $0.5 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $1.0 million for the six months ended June 25, 2022 primarily related to the Calvert acquisition in addition to the purchase of personal property and equipment and $88 thousand for the six months ended June 26, 2021 for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities used $0.1 million of cash for the six months ended June 25, 2022 primarily for costs associated with the ATM Agreement and payments for our finance leases, partially offset by proceeds received from the Revolving Credit Facility. Financing activities provided cash of $20.1 million for the six months ended June 26, 2021 primarily due to sales of common stock under the ATM Agreement and Purchase Agreement, interest on the PPP Loan (defined below), and proceeds received from the Revolving Credit Facility partially offset by the interest incurred on our finance leases. On April 13, 2020, we obtained a $4.9 million loan (the “PPP Loan”) pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was forgiven in full during 2021.

Contractual Obligations

The Company is obligated to make future cash payments under the Revolving Credit Facility, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of June 25, 2022 (in thousands):

	Payment Due by Fiscal Period
	2022	2023	2024	2025	2026 and thereafter
Operating and finance leases	$770	$1,151	$1,038	$793	$1,333
Revolving Credit Facility	—	1,218	—	—	—
Other liabilities(1)	124	—	—	—	—
Total	$894	$2,369	$1,038	$793	$1,333

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 25, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 25, 2022, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended June 25, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog has declined significantly due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. Our backlog has declined significantly due to the COVID-19 pandemic because we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $46.4 million from $59.2 million at December 28, 2019 to $12.8 million as of December 25, 2021. During the first half of 2022, however, our backlog increased by approximately $6.2 million to $19.0 million as of June 25, 2022 as a result of our clients returning to their offices and project investment decisions being made again. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil and more recently as a result of the Russia-Ukraine conflict. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of June 25, 2022 we had one project that had $1.3 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations. For example, on July 12, 2021, one of our major customers filed bankruptcy after suspending operations during the second quarter of 2021, which led to our recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog during the year ended December 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the second quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
March 27, 2022 to April 23, 2022	—	—	—	$—
April 24, 2022 to May 28, 2022	—	—	—	$—
May 29, 2022 to June 25, 2022	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of June 25, 2022, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

Dated: August 4, 2022
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

