Form 10-Q
period 2022-09-24
ENGLOBAL CORP
filed 2022-11-08
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2022

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

Yes ☐      No ☒

As of November 8, 2022, the registrant had outstanding 35,800,617 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 24, 2022

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Operating revenues	$13,056	$5,921	$31,777	$29,449
Operating costs	12,392	6,735	30,439	29,177
Gross profit (loss)	664	(814)	1,338	272

Selling, general and administrative expenses	2,920	3,089	8,653	9,914
Operating loss	(2,256)	(3,903)	(7,315)	(9,642)

Other income (expense):
Other income, net	5	6,371	36	8,061
Interest expense, net	(63)	(46)	(166)	(161)
Income (loss) from operations before income taxes	(2,314)	2,422	(7,445)	(1,742)

Provision for federal and state income taxes	21	21	43	67

Net income (loss)	(2,335)	2,401	(7,488)	(1,809)

Basic and diluted income (loss) per common share:	$(0.07)	$0.07	$(0.21)	$(0.06)

Basic and diluted weighted average shares used in computing income (loss) per share:	35,802	35,139	35,492	30,776

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 24, 2022	December 25, 2021
ASSETS
Current Assets:
Cash	$9,664	$19,202
Trade receivables, net of allowances of $273 and $1,673	10,067	7,692
Prepaid expenses and other current assets	659	958
Payroll taxes receivable	1,988	3,065
Contract assets	5,820	4,177
Total Current Assets	28,198	35,094
Property and equipment, net	1,532	1,698
Goodwill	720	720
Intangible assets, net of accumulated amortization	2,674	—
Other assets
Right of use asset	8,138	4,251
Deposits and other assets	313	306
Total Other Assets	8,451	4,557
Total Assets	$41,575	$42,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$3,565	$2,001
Accrued compensation and benefits	2,196	2,183
Current portion of leases	1,560	1,389
Contract liabilities	1,220	2,054
Current portion of deferred payroll tax	537	537
Other current liabilities	723	667
Short-term contingent consideration	101	—
Short-term debt	1,572	—
Total Current Liabilities	11,474	8,831

Long-term contingent consideration	1,279	—
Long-term debt	—	1,035
Long-term leases	7,525	4,012
Total Liabilities	20,278	13,878
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,800,617 shares issued and outstanding at September 24, 2022 and 35,230,675 shares issued and outstanding at December 25, 2021	36	35
Additional paid-in capital	57,996	57,403
Accumulated deficit	(36,735)	(29,247)
Total Stockholders’ Equity	21,297	28,191
Total Liabilities and Stockholders’ Equity	$41,575	$42,069

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 24, 2022	September 25, 2021
Cash Flows from Operating Activities:
Net loss	$(7,488)	$(1,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	691	355
Share-based compensation expense	165	166
Forgiveness of PPP Loan	—	(4,974)
Changes in current assets and liabilities
Trade accounts receivable	(2,375)	2,479
Contract assets	(1,643)	435
Other current assets	1,369	(2,415)
Accounts payable	1,564	(699)
Accrued compensation and benefits	13	(1,085)
Contract liabilities	(834)	(594)
Income taxes payable	(8)	(32)
Other current liabilities, net	64	(458)
Net cash used in operating activities	$(8,482)	$(8,631)

Cash Flows from Investing Activities:
Asset acquisition, net of cash acquired	(971)	—
Property and equipment acquired	(291)	(187)
Net cash used in investing activities	$(1,262)	$(187)

Cash Flows from Financing Activities:
Issuance of common stock, net	—	19,993
At-the-market offering costs	(97)	—
Payments on finance leases	(233)	(94)
Interest on PPP loan	—	25
Proceeds from revolving credit facility, net	536	(113)
Net cash provided by financing activities	$206	$19,811
Net change in cash	(9,538)	10,993
Cash at beginning of period	19,202	13,706
Cash at end of period	$9,664	$24,699

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$167	$155
Right of use assets obtained in exchange for new operating lease liability	$4,864	$2,613
Cash paid during the period for income taxes (net of refunds)	$51	$151
Asset acquisition, common stock issued	$525	$—
Asset acquisition, contingent consideration	$1,380	$—
Non-cash transaction: PPP Loan forgiveness	$—	$4,974

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	September 24, 2022	September 25, 2021
Common Stock
Balance at beginning of period	$36	$28
Common stock issued	—	7
Balance at the end of the period	36	35
Additional Paid-in Capital
Balance at beginning of period	57,972	57,309
Common stock issued	—	(59)
At-the-market offering costs	(30)	—
Share-based compensation - employees	54	59
Balance at end of period	57,996	57,309

Accumulated Deficit
Balance at beginning of period	(34,400)	(27,772)
Net income (loss)	(2,335)	2,401
Balance at end of period	(36,735)	(25,371)

Total Stockholders’ Equity	$21,297	$31,973

	For the Nine Months Ended
	September 24, 2022	September 25, 2021
Common Stock
Balance at beginning of period	$35	$28
Common stock issued	1	7
Balance at the end of the period	36	35
Additional Paid-in Capital
Balance at beginning of period	57,403	37,157
Common stock issued	525	19,986
At-the-market offering costs	(97)	—
Share-based compensation - employees	165	166
Balance at end of period	57,996	57,309

Accumulated Deficit
Balance at beginning of period	(29,247)	(23,562)
Net loss	(7,488)	(1,809)
Balance at end of period	(36,735)	(25,371)

Total Stockholders’ Equity	$21,297	$31,973

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

The condensed financial statements included herein are unaudited for the three and nine month periods ended September 24, 2022 and September 25, 2021, and in the case of the condensed balance sheet as of December 25, 2021 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 2 – ACCOUNTING STANDARDS

Revenue Recognition – Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. Our services may be provided under time-and-material contracts. Some time-and-material contracts may have limits. Revenue is not recognized over these limits until authorization by the client has been received.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Fixed-price revenue	$10,037	$2,743	$24,136	$17,536
Time-and-material revenue	3,019	3,178	7,641	11,913
Total Revenue	13,056	5,921	31,777	29,449

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	September 24, 2022	December 25, 2021
Costs incurred on uncompleted contracts	$55,872	$36,429
Estimated earnings on uncompleted contracts	7,411	4,866
Earned revenues	63,283	41,295
Less: billings to date	58,683	39,172
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$4,600	$2,123

Contract assets	$5,820	$4,177
Contract liabilities	(1,220)	(2,054)
Net contract assets	$4,600	$2,123

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	September 24, 2022	December 25, 2021
Revolving Credit Facility (1)	$1,572	$1,035
Amount due within one year	(1,572)	—
Total long-term debt	$—	$1,035

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit:  The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of September 24, 2022, the credit limit under the Revolving Credit Facility was $2.0 million.

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

The future scheduled maturities of our debt are (in thousands):

Revolving Credit Facility
2022	$—
2023	1,572
2024 and thereafter	—
$1,572

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

Our Oil, Gas, and Petrochemicals group focuses on providing engineering, procurement, construction, field services, and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. In addition, this group designs, programs and maintains supervisory control and data acquisition (“SCADA”) systems for our transportation clients. This group also provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 24, 2022:
Revenue	$10,229	$2,827	$—	$13,056
Gross profit (loss)	(368)	1,032	—	664
Gross profit (loss) margin	(3.6)%	36.5%		5.1%
SG&A	1,572	164	1,184	2,920
Operating income (loss)	(1,940)	868	(1,184)	(2,256)
Other income, net				5
Interest expense, net				(63)
Tax expense				(21)
Net loss				(2,335)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 25, 2021:
Revenue	$3,935	$1,986	$—	$5,921
Gross profit (loss)	(1,089)	275	—	(814)
Gross profit (loss) margin	(27.7)%	13.8%		(13.7)%
SG&A	1,534	280	1,275	3,089
Operating loss	(2,623)	(5)	(1,275)	(3,903)
Other income, net				6,371
Interest expense, net				(46)
Tax expense				(21)
Net income				2,401

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 24, 2022:
Revenue	$24,835	$6,942	$—	$31,777
Gross profit (loss)	(591)	1,929	—	1,338
Gross profit (loss) margin	(2.4)%	27.8%		4.2%
SG&A	4,668	554	3,431	8,653
Operating income (loss)	(5,259)	1,375	(3,431)	(7,315)
Other income, net				36
Interest expense, net				(166)
Tax expense				(43)
Net loss				(7,488)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 25, 2021:
Revenue	$23,141	$6,308	$—	$29,449
Gross profit (loss)	(375)	647	—	272
Gross profit (loss) margin	(1.6)%	10.3%		0.9%
SG&A	5,643	677	3,594	9,914
Operating loss	(6,018)	(30)	(3,594)	(9,642)
Other income, net				8,061
Interest expense, net				(161)
Tax expense				(67)
Net loss				(1,809)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of September 24, 2022	As of December 25, 2021
	(dollars in thousands)
Commercial	$24,344	$12,535
Government Services	3,614	3,788
Corporate	13,617	25,746
Consolidated	$41,575	$42,069

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

The Company recorded income tax expense of $21 thousand for the three months ended September 24, 2022 as compared to income tax expense of $21 thousand for the three months ended September 25, 2021. The effective income tax rate for the three months ended September 24, 2022 was (0.9)% as compared to 0.9% for the three months ended September 25, 2021. The Company recorded income tax expense of $43 thousand for the nine months ended September 24, 2022 as compared to income tax expense of $67 thousand for the nine months ended September 25, 2021. The effective income tax rate for the nine months ended September 24, 2022 was (0.6)% as compared to (3.8)% for the nine months ended September 25, 2021. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

NOTE 9 – LEASES

The Company leases land, office and shop space, and equipment. Arrangements are assessed at inception to determine if a lease exists and, with the adoption of ASC 842, “Leases,” right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. The Company has elected to apply the short-term lease exception for all asset classes, excluding lease liabilities from the balance sheet and recognizing the lease payments in the period they are incurred.

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
Finance leases:
Amortization expense	SG&A Expense	$53	$19	$159	$61
Interest expense	Interest expense, net	11	4	33	13
Total finance lease expense		64	23	192	74

Operating leases:
Operating costs	Operating costs	86	131	189	391
Selling, general and administrative expenses	SG&A Expense	543	462	1,420	1,327
Total operating lease expense		629	593	1,609	1,718
Total lease expense		$693	$616	$1,801	$1,792

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	September 24, 2022	December 25, 2021
ROU Assets:
Operating leases	Right of use asset	$8,138	$4,251
Finance leases	Property and equipment, net	744	979
Total ROU Assets:		$8,882	$5,230

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,360	$1,153
Finance leases	Current portion of leases	200	236
Noncurrent Liabilities:
Operating leases	Long-term leases	6,978	3,269
Finance leases	Long-term leases	547	743
Total lease liabilities		$9,085	$5,401

The weighted average remaining lease term and weighted average discount rate were as follows:

At September 24, 2022
Weighted average remaining lease term (years)
Operating leases	7.7
Finance leases	3.8
Weighted average discount rate
Operating leases	11.3%
Finance leases	7.7%

Maturities of operating lease liabilities as of September 24, 2022 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2022 (remaining months)	442	58	500
2023	1,464	228	1,692
2024	1,323	208	1,531
2025	1,140	173	1,313
2026	919	144	1,063
2027 and thereafter	4,114	—	4,114
Total lease payments	9,402	811	10,213
Less: imputed interest	(1,064)	(64)	(1,128)
Total lease liabilities	$8,338	$747	$9,085

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

On January 11, 2022, the Company entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which the Company may offer and sell shares of its common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. Upon the filing with the SEC on March 11, 2022 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 25, 2021, the Company’s registration statement on Form S-3 (File No. 333-252572), including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, became subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that the Company may not sell securities in a public primary offering with a value exceeding one-third of its public float in any twelve-month period unless its public float is at least $75 million. As of March 7, 2022, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $56.1 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on March 7, 2022, as calculated in accordance with General Instruction I.B.6 of Form S-3. If the Company’s public float meets or exceeds $75 million at any time, the Company will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of its next Section 10(a)(3) update as required under the Securities Act. During the first three quarters of 2022, $0.1 million in direct costs related to the ATM Agreement were recorded as a reduction of equity.

NOTE 12 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement, and borrowings under the Revolving Credit Facility.

As of September 24, 2022, the credit limit under the Revolving Credit Facility was $2.0 million and outstanding borrowings were $1.6 million, which yields enough interest to cover our minimum monthly interest charge. As of September 24, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Note 5 – Debt.

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

The consideration transferred on the acquisition date included $0.8 million cash, net of cash acquired, and $0.5 million in common stock issued. In addition, we may pay up to approximately $1.4 million in cash and issue approximately $0.6 million in common stock if certain benchmarks are achieved. The Company capitalized $0.2 million in costs associated with the transaction.

NOTE 14 – INTANGIBLE ASSETS

                The Company has recognized a $2.9 million intangible asset for the license acquired.

Supplemental balance sheet information related to intangible assets is as follows (dollars in thousands):

	September 24, 2022	December 25, 2021
Licenses	$2,875	$—
Accumulated amortization	(201)	—
Intangible assets, net of accumulated depreciation	$2,674	$—

                The components of amortization expense were as follows (in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 24, 2022	September 25, 2021	September 24, 2022	September 25, 2021
License:
Amortization expense	Operating costs	132	—	201	—
Total intangible asset amortization expense		132	—	201	—

                The weighted-average amortization period remaining is 4.92 years.

                The future scheduled amortization of our intangible asset is as follows (in thousands):

Intangible Asset Amortization
2022 (remaining months)	$136
2023	543
2024	543
2025	543
2026	543
2027	366
$2,674

We may pay contingent consideration over the next five years based on the achievement of certain revenue benchmarks. The purchase price includes the original estimated fair value of the contingent consideration recorded at the present value of approximately $1.4 million. The estimated fair value of the contingent consideration was determined using a probability-weighted discounted cash flow model. We determined the fair value of the contingent consideration obligations by calculating the probability-weighted contingent consideration payments based on our assessment of the likelihood that the benchmarks will be achieved. The probability-weighted contingent consideration payments were then discounted using a discount rate based on the risk free rate of return (10 year treasury rate) plus a risk premium using the probability-weighted cash flows. The fair value measurement is a Level 3 measurement. The fair value of the contingent consideration is reviewed quarterly.

The following tables summarize the Company's assets and liabilities that are measured at fair value on a recurring basis (in thousands):

	Fair Value Measurement at September 24, 2022
	Level 1	Level 2	Level 3
Liabilities
Contingent consideration	—	—	1,380

The following table provides a roll-forward of the fair value of the contingent consideration categorized as Level 3 for the periods ending September 24, 2022 and December 25, 2021 (in thousands):

	Nine Months Ended September 24, 2022	Year Ended December 25, 2021
Opening balance	$—	$—
Contingent consideration in connection with acquisition	1,380	—
Ending balance	$1,380	$—

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

During the fourth quarter of 2021 and into the first quarter of 2022, many of our clients returned to their offices and project development began to return. As a result, we began spending a significant amount of man hours bidding many of these new and resurrected projects for our clients. Our backlog has increased by approximately $2.9 million during 2022 to $15.7 million as of September 24, 2022. We believe we have many potential opportunities in our sales pipeline that could replace a significant portion of the backlog reduction since the end of 2019. We believe our backlog and our opportunity pipeline is sufficient to keep a significant portion of our workforce productive in the near term.

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

Contingent consideration – As part of the asset acquisition, the Company recognized the fair value of the contingent consideration based on estimates and assumptions by management. It is possible that changes in market conditions, economy, facts, circumstances, judgements and assumptions used in estimating the fair value could change, resulting in possible changes in the cost basis of the assets and liabilities recognized.

Employee retention credit - Since there is no U.S. GAAP guidance for for-profit business entities that receive government assistance that is not in the form of a loan, an income tax credit or revenue from a contract with a customer, we determined the appropriate accounting treatment by analogy to other guidance. We accounted for the employee retention credit by analogy to International Accounting Standards (IAS) 20, Accounting for Government Grants and Disclosure of Government Assistance, of International Financial Reporting Standards (IFRS).

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

Comparison of the three months ended September 24, 2022 versus the three months ended September 25, 2021

The following table, for the three months ended September 24, 2022 versus the three months ended September 25, 2021, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 24, 2022:
Revenue	$10,229	$2,827	$—	$13,056	100.0%
Gross profit (loss)	(368)	1,032	—	664	5.1%
SG&A	1,572	164	1,184	2,920	22.4%
Operating income (loss)	(1,940)	868	(1,184)	(2,256)	(17.3)%
Other income, net				5
Interest expense, net				(63)
Tax expense				(21)
Net loss				(2,335)	(17.9)%
Basic and diluted loss per share				$(0.07)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 25, 2021:
Revenue	3,935	1,986	—	5,921	100.0%
Gross profit (loss)	(1,089)	275	—	(814)	(13.7)%
SG&A	1,534	280	1,275	3,089	52.2%
Operating loss	(2,623)	(5)	(1,275)	(3,903)	(65.9)%
Other income, net				6,371
Interest expense, net				(46)
Tax expense				(21)
Net income				2,401	40.6%
Basic and diluted income per share				0.07

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$6,294	$841	$—	$7,135	120.5%
Gross profit	721	757	—	1,478
SG&A	38	(116)	(91)	(169)	(5.5)%
Operating income	683	873	91	1,647	(42.2)%
Other income, net				(6,366)
Interest expense, net				(17)
Tax expense				—
Net loss				(4,736)	(197.3)%
Basic and diluted loss per share				$(0.14)

Comparison of the nine months ended September 24, 2022 versus the nine months ended September 25, 2021

The following table, for the nine months ended September 24, 2022 versus the nine months ended September 25, 2021, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 24, 2022:
Revenue	$24,835	$6,942	$—	$31,777	100.0%
Gross profit (loss)	(591)	1,929	—	1,338	4.2%
SG&A	4,668	554	3,431	8,653	27.2%
Operating income (loss)	(5,259)	1,375	(3,431)	(7,315)	(23.0)%
Other income, net				36
Interest expense, net				(166)
Tax expense				(43)
Net loss				(7,488)	(23.6)%
Basic and diluted loss per share				$(0.21)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 25, 2021:
Revenue	23,141	6,308	—	29,449	100.0%
Gross profit (loss)	(375)	647	—	272	0.9%
SG&A	5,643	677	3,594	9,914	33.7%
Operating loss	(6,018)	(30)	(3,594)	(9,642)	(32.7)%
Other income, net				8,061
Interest expense, net				(161)
Tax expense				(67)
Net loss				(1,809)	(6.1)%
Basic and diluted loss per share				(0.06)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$1,694	$634	$—	$2,328	7.9%
Gross profit (loss)	(216)	1,282	—	1,066
SG&A	(975)	(123)	(163)	(1,261)	(12.7)%
Operating income loss	759	1,405	163	2,327	(24.1)%
Other income, net				(8,025)
Interest expense, net				(5)
Tax expense				24
Net loss				(5,679)	313.9%
Basic and diluted loss per share				$(0.15)

Revenue – Revenue increased $7.1 million to $13.1 million from $5.9 million, or an increase of 120.5%, for the three months ended September 24, 2022 as compared to the three months ended September 25, 2021. The increase is primarily due to the progress of work on our existing contracts and new awards within the Government Services segment, the award of several projects and progress of one large project within our Commercial segment, partially offset by the completion of several projects and projects that were not renewed within our Commercial segment.

Revenue increased $2.3 million to $31.8 million from $29.5 million, or an increase of 7.9%, for the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021. The increase is primarily due to the progress of work on our existing contracts and new awards within the Government Services segment, in addition to project awards with new customers within our Commercial segment as we continue our business development efforts to increase our backlog. The increase was partially offset by the completion of one large project and projects that ended without subsequent renewals within our Commercial segment.

Gross Profit – Gross profit margin increased 18.8% to 5.1% from (13.7)% for the three months ended September 24, 2022 as compared to the three months ended September 25, 2021. The increase in gross profit margin is primarily attributable to increased utilization of personnel on project awards within our Commercial segment in addition to an efficient transition out of one of our Government Services contracts.

Gross profit margin increased 3.3% to 4.2% from 0.9% for the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021. The increase in gross profit margin is primarily attributable to increased utilization of personnel.

Selling, General and Administrative Expense – SG&A expenses decreased by $0.2 million for the three months ended September 24, 2022 as compared to the three months ended September 25, 2021 primarily due to a decrease in legal expense of $0.1 million recorded in 2021 with no comparable occurrence in 2022 as we filed a bid protest to challenge an award of a federal contract, and a decrease of $0.1 million in recruiting expense.

SG&A expenses decreased by $1.3 million for the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021 due to the $1.4 million bad debt reserve recorded during the second quarter of 2021 with no comparable occurrence in 2022 and a decrease in legal expense of $0.1 million recorded in 2021 with no comparable occurrence in 2022 as we filed a bid protest to challenge an award of a federal contract, partially offset by an increase in office and marketing expense of $0.1 million, and an increase in facilities expenses of $0.1 million as we added two new locations in Monahans, Texas and Brookshire, Texas.

Other Income (Expense), Net – Other income, net of expense, decreased $6.4 million for the three months ended September 24, 2022 as compared to the three months ended September 25, 2021 primarily related to the $5.0 million forgiveness of the PPP Loan and $1.4 million employee retention credit recorded during the third quarter of 2021 with no comparable occurrence in 2022.

Other income, net of expense, decreased $8.0 million for the nine months ended September 24, 2022 as compared to the nine months ended September 25, 2021 primarily due to the $1.7 million and $1.4 million employee retention credits recorded in the first and third quarters of 2021, respectively, in addition to the $5.0 million forgiveness of the PPP Loan recorded during the third quarter of 2021 with no comparable occurrence in 2022.

Interest Expense, net – Interest expense is incurred primarily in connection with our Revolving Credit Facility (defined below) and our finance leases. Our interest expense increased to $63 thousand for the three months ended September 24, 2022 from $46 thousand for the three months ended September 25, 2021.

Our interest expense increased to $166 thousand for the nine months ended September 24, 2022 from $161 thousand for the nine months ended September 25, 2021.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $21 thousand for the three months ended September 24, 2022 compared to income tax expense of $21 thousand for the three months ended September 25, 2021.

We recorded income tax expense of $43 thousand for the nine months ended September 24, 2022 compared to income tax expense of $67 thousand for the nine months ended September 25, 2021.

Net Income (Loss) – Net loss for the three months ended September 24, 2022 was $2.3 million, or a $4.7 million decrease from net income of $2.4 million for the three months ended September 25, 2021, primarily as a result of the employee retention credit and forgiveness of the PPP Loan recorded during the third quarter of 2021, partially offset by an increase in revenue and gross profit and increased utilization of personnel on project awards within our Commercial segment and on our Government Services contracts.

Net loss for the nine months ended September 24, 2022 was $7.5 million, or a $5.7 million increase from net loss of $1.8 million for the nine months ended September 25, 2021, primarily as a result of the employee retention credits recorded during the first and third quarters of 2021, the forgiveness of the PPP Loan recorded during the third quarter of 2021, the decrease in gross profit and the increase in business development costs within our Commercial segment, partially offset by increased utilization of personnel on our Government Services contracts.

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility. We had cash of approximately $9.7 million at September 24, 2022 and $19.2 million at December 25, 2021. Our working capital as of September 24, 2022 was $16.7 million versus $26.3 million as of December 25, 2021.

As of September 24, 2022, the credit limit under the Revolving Credit Facility was $2.0 million and outstanding borrowings were $1.6 million, which yields enough interest to cover our minimum monthly interest charge. As of September 24, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

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

Cash Flows from Operating Activities

Operating activities used $8.5 million of cash for the nine months ended September 24, 2022 and used $8.6 million of cash for the nine months ended September 25, 2021. The primary drivers of our cash used in operations for the nine months ended September 24, 2022 were our net loss of $7.5 million, an increase in contract assets net of contract liabilities of $2.5 million, and an increase in trade receivables of $2.4 million, partially offset by cash provided from a decrease in trade payables of $1.6 million, a decrease in other current assets of $1.4 million, and $0.9 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $1.3 million for the nine months ended September 24, 2022 primarily related to the Calvert acquisition in addition to the purchase of personal property and equipment and $0.2 million for the nine months ended September 25, 2021 for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $0.2 million of cash for the nine months ended September 24, 2022 primarily from the Revolving Credit Facility, partially offset by costs associated with the ATM Agreement and payments for our finance leases. Financing activities provided cash of $19.8 million for the nine months ended September 25, 2021 primarily due to sales of common stock under the ATM Agreement and Purchase Agreement, interest on the PPP Loan (defined below), and proceeds received from the Revolving Credit Facility, partially offset by the interest incurred on our finance leases. On April 13, 2020, we obtained a $4.9 million loan (the “PPP Loan”) pursuant to the Paycheck Protection Program under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, which was forgiven in full during 2021.

Contractual Obligations

The Company is obligated to make future cash payments under the Revolving Credit Facility, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of September 24, 2022 (in thousands):

	Payment Due by Fiscal Period
	2022	2023	2024	2025	2026 and thereafter
Operating and finance leases	$500	$1,692	$1,531	$1,313	$5,177
Revolving Credit Facility	—	1,572	—	—	—
Total	$500	$3,264	$1,531	$1,313	$5,177

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 24, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 24, 2022, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 24, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our backlog has declined significantly due to the COVID-19 pandemic and is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. Our backlog has declined significantly due to the COVID-19 pandemic because we have not been successful in replacing our backlog as quickly as it has been converted to revenues due to inefficiencies and complications resulting from many of our clients’ remote working conditions combined with the uncertainty of new project necessity and funding caused by COVID-19 related disruptions that have led to delays in project awards. Further, the COVID-19 pandemic has affected our ability to make business development contacts with customers. As a result, our backlog has decreased by approximately $46.4 million from $59.2 million at December 28, 2019 to $12.8 million as of December 25, 2021. During the first three quarters of 2022, however, our backlog increased by approximately $2.9 million to $15.7 million as of September 24, 2022 as a result of our clients returning to their offices and project investment decisions being made again. We expect the majority of our backlog to be completed within 12 months. While we believe our backlog is sufficient to keep a significant portion of our workforce productive in the near term, it may not be at our current operating levels. We cannot assure investors that we will be successful in replacing our backlog as quickly as it has been converted to revenues, which will reduce future revenue and profits and impact our financial performance. In addition, we cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for project cancellations, terminations, suspensions or reductions in scope and adjustments to our backlog are exacerbated by economic conditions, particularly in the energy industry which is experiencing volatility in oil prices since the beginning of 2020 due to concerns about the COVID–19 pandemic and its impact on the worldwide economy and global demand for oil and more recently as a result of the Russia-Ukraine conflict. We are unable to predict when market conditions may improve and worsening overall market conditions could result in further declines in our backlog.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of September 24, 2022 we had one project that had $1.3 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations. For example, on July 12, 2021, one of our major customers filed bankruptcy after suspending operations during the second quarter of 2021, which led to our recording of a $1.4 million bad debt reserve and a $0.5 million reduction in backlog during the year ended December 25, 2021.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the third quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
June 26, 2022 to July 23, 2022	—	—	—	$—
July 24, 2022 to August 27, 2022	—	—	—	$—
August 28, 2022 to September 24, 2022	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)    On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of September 24, 2022, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

Dated: November 8, 2022
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

