Form 10-K
period 2022-12-31
ENGLOBAL CORP
filed 2023-03-31
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

or

☑ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes ☐     No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 25, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was $27,931,814 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 24, 2022).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 28, 2023 is as follows: 39,771,617 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2023 Annual Meeting of Stockholders or an amendment to this Report to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ENGLOBAL CORPORATION

2022 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in Part I, Item 1A. Risk Factors of this Report, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) the substantial doubt about our ability to continue as a going concern as of December 31, 2022; (2) our limited borrowing capacity under our credit facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition; (3) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (4) our ability to obtain additional financing when needed; (5) the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition, and results of operations, including on our revenues and profitability; (6) our ability to increase our backlog, revenue and profitability; (7) the effect of economic downturns and the volatility and level of oil and natural gas prices; (8) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (9) our ability to identify, evaluate, and complete any transactions in connection with our review of strategic transactions; (10) the impact of the announcement of our review of strategic transactions on our business, including our financial and operating results, or our employees, suppliers and customers; (11) our ability to accurately estimate the overall risks, revenue or costs on a contract; (12) the risk of providing services in excess of original project scope without having an approved change order; (13) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of engineered modular solutions to its customer base; (14) our ability to attract and retain key professional personnel; (15) our debt obligations may limit our financial flexibility; (16) our dependence on one or a few customers; (17) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks; (18) the risk of unexpected liability claims or poor safety performance; (19) our ability to realize project awards or contracts on our pending proposals, and the timing, scope and amount of any related awards or contracts; (20) our ability to retain existing customers and attract new customers; (21) our ability to identify, consummate and integrate potential acquisitions; (22) our reliance on third-party subcontractors and equipment manufacturers; (23) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (24) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and our fabrication and construction capabilities. We believe our vertically-integrated strategy allows us to differentiate our company from most of our competitors as a full-service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project cost and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems. All of the information contained in this Report relates to the annual periods ended December 31, 2022, which contained 53 weeks, and December 25, 2021, which contained 52 weeks.

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

Our business development professionals focus on building long-term relationships with clients in order to provide solutions throughout the life cycle of their projects and facilities. Additionally, we seek to capitalize on cross-selling opportunities between our market segments and many of our projects will contain elements from more than one market segment. Sales leads are often jointly developed and pursued by our business development personnel from multiple markets.

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

We have positioned ourselves as a full-service, vertically-integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our sales efforts is that our proposal pipeline continues to increase as we are now focused on selling complete packaged solutions as opposed to our past focus of primarily selling consultant man hours. Many of these proposals have very long lead times and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level or foreseeable time period. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some delays to the contracting sequence. At December 31, 2022, our backlog was $20.4 million. Of this amount, $14.9 million was for our Commercial segment and $5.5 million was for our Government segment. This compares to a total backlog of $12.8 million as of December 25, 2021 with $7.0 million for our Commercial segment and $5.8 million for our Government segment.

We continue to be mindful of our overhead structure. We have made significant investments in key business development and other essential personnel, product developments and new facilities and equipment, which all have negatively impacted our selling, general and administrative (“SG&A”) expense. While we believe the addition of these key personnel will allow the Company to expand its client base and acquire new projects, we recognize that the level of our SG&A is greater than it could be for a company our size and have started efforts to reduce headcount, reduce office and shop space, and implement other cost saving measures to address our lack of profitability. If anticipated revenue levels are not achieved to support the reduced level of our SG&A, we will continue these efforts to reduce SG&A expense. In addition, during the year ended December 31, 2022 we recorded a $1.9 million bad debt reserve due to a contract dispute with one of our major customers.

Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

Available Information

You can find financial and other information about ENGlobal at our website at www.englobal.com. Copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are provided free of charge through our website and are available as soon as reasonably practicable after filing electronically or otherwise furnishing reports to the Securities and Exchange Commission (the “SEC”). Information relating to corporate governance at ENGlobal, including: (i) our Code of Business Conduct and Ethics for all of our employees, including our Chief Executive Officer and our Chief Financial Officer; (ii) our Code of Ethics for our Chief Executive Officer and our Senior Financial Officers; (iii) information concerning our directors and our Board of Directors Committees, including Committee charters; and (iv) information concerning transactions in ENGlobal securities by directors and executive officers, is available on our website under the Investors link. Information on our website or any other website is not a part of this Report. We will provide any of the foregoing information, for a reasonable fee, upon written request to Investor Relations, ENGlobal Corporation, 11740 Katy Fwy., Energy Tower III, Suite 1100, Houston, Texas 77079.

Reporting Segments

Our Commercial and Government segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the Executive Chairman (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

Customers

Our customer base consists primarily of Fortune 500 companies in the energy industry and the U.S. government. While we do not have continuing dependence on any single client or a limited group of clients, one or a few clients may contribute a substantial portion of our revenue in any given year or over a period of several consecutive years due to the longevity of major projects, such as facility upgrades or expansions. ENGlobal may work for many different subsidiaries or divisions of a client. The loss of a single large customer, including all of its subsidiaries or divisions, or the reduction in demand for our services by several customers in the same year could have a material impact on our financial results. We continue to focus substantial attention on improving customer services in order to enhance satisfaction and increase customer retention. Revenue generated through sources such as preferred provider relationships are longer term in nature and are not typically limited to one project.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 66.0% of our total revenues for 2022 and 86.0% of our total revenues for 2021. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2022 were a contractor completing a renewable diesel facility and the U.S. Government. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 31, 2022 and December 25, 2021, we had approximately 59 and 69 active customers, respectively.

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

Environmental, Social and Governance (ESG), Human Capital, and Diversity, Equity and Inclusion (DEI)

Workforce Composition

As of December 31, 2022, we employed approximately 302 individuals on a full-time equivalent basis compared to approximately 198 individuals on a full-time equivalent basis as of December 25, 2021. The 52.5% increase in personnel in 2022 was attributable to the start-up of our field services and construction divisions, and increased staffing levels to address the increase in project volume during the year and the anticipated growth in 2023. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Diversity and Inclusion

As a company focused on internal collaboration to achieve common goals and partnerships with a diverse group of stakeholders to optimize value, we believe a diverse workforce is critical to our success. As such, we endeavor to create an environment rich in diversity that welcomes those of all backgrounds, ethnicities, and experiences. We employ people from a diverse number of nationalities and ethnicities. Nearly 49% of our workforce is comprised of racial minority groups; approximately 15% of our workforce is female.

ENGlobal is committed to balance in our hiring practices and workplaces. Our recruiting efforts, development opportunities and retention initiatives include a focus on promoting gender and ethnicity balance in the workplace. As a contractor for various governmental entities we provide certain assurances of our initiatives related to workplace diversity.

We also are dedicated to the development and training of our workforce. Training begins with onboarding with job-specific instruction, integrating safety expectations, corporate ethics and behaviors that focus on workplace inclusion.

Benefits

We provide employees health and welfare benefits standard for the industry and their location of employment. All employees and their families (upon meeting eligibility requirements) are eligible to participate in the Company’s health insurance plan as well as the Company’s defined contribution (401(k)) plan with a discretionary Company match.

Health and Safety

Safety is one of our core values. We endeavor to make certain our employees have access to preventive policies, procedures, programs, and training as we work toward an accident-free workplace.

Our human capital initiatives are implemented by senior leadership with oversight from our Board of Directors. The Board’s Compensation and Nominating and Corporate Governance Committees oversee our human capital-related policies, programs, and initiatives that focus on diversity and benefits including employee safety, health and wellness matters.

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

Benefit Plans

ENGlobal sponsors a 401(k) retirement plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. The Company reinstated the match of employees’ deferrals effective May 29, 2022. The Company matches 33% of employee deferrals up to 6% of eligible pre-tax compensation, for a maximum Company matching contribution of 2%.

ITEM 1A. RISK FACTORS

Set forth below and elsewhere in this Report and in other documents that we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Report could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of this Report.

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

Substantial doubt about our ability to continue as a going concern exists. Our audited financial statements for the period ended December 31, 2022 were prepared on the assumption that we would continue as a going concern. Those financial statements and the accompanying opinion of our auditor expressed a substantial doubt about our ability to continue as a going concern. Those audited financial statements did not include any adjustments that might result from the outcome of this uncertainty. Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

Our ability to continue as a going concern is also subject to, among other factors, our ability to collect receivables from our clients when due and invoice our customers in a timely manner. If we are not able collect our receivables when due from our clients, our cash flow will be negatively impacted which could lead to us not being able to meet our current obligations.

We do not have material borrowing capacity under our revolving credit facility, which may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of December 31, 2022, the credit limit under the Revolving Credit Facility was $1.8 million and outstanding borrowings were $1.7 million. On March 27, 2023, we modified the Revolving Credit Facility which reduced the credit limit to $0.9 million and outstanding borrowings to $0.9 million. The limited availability under the Revolving Credit Facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of December 31, 2022, we had projects that had $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our debt obligations may limit our financial flexibility. As of December 31, 2022, we had a total of approximately $1.7 million in debt outstanding under the Revolving Credit Facility, which matures on May 20, 2023. On March 27, 2023, we modified the Revolving Credit Facility which reduced the credit limit to $0.9 million and outstanding borrowings to $0.9 million. We may incur additional debt in order to fund our operational activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors may affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

The COVID–19 pandemic has adversely affected and could continue to adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The COVID–19 pandemic has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. The prolonged nature of the COVID–19 pandemic has resulted, and may continue to result, in a significant decrease in business and/or has caused, and may in the future cause, our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a resurgence of COVID–19 in our market areas. The COVID–19 pandemic may also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third-party service providers who perform critical services for our business. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 resurges or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

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

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices and volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry. The February 2022 invasion of Ukraine by Russia is an ongoing conflict. As a result of the invasion, certain events are effecting the global and United States economy, including increased inflation, substantial increases in the prices of oil and natural gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in the leading market indexes. The duration of this conflict and its impact on our business are uncertain, but it is likely to continue causing disruption and instability which may lead to additional volatility in prices for oil and natural gas.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2022, we generated approximately 18.6% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2022, our top three clients accounted for 17.3%, 12.8% and 7.9% of our revenue, respectively, and our ten largest customers accounted for 66.0% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 31, 2022, our backlog was $20.4 million. We expect a majority of this backlog to be completed in 2023. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The markets for oil and natural gas have been volatile which can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

The trading price of our stock may continue to be volatile, which could cause you to lose part or all of your investment. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the past twelve months, the sales price of our stock ranged from a low of $0.47 per share in March 2023 to a high of $2.24 per share in August 2022. As a result of this volatility, our stock could experience rapid and substantial decreases in price, and you may be able to sell our stock only at a substantial loss to the price at which you purchased our stock.

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

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital. Our common stock is currently listed on Nasdaq. Nasdaq has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market. On December 21, 2022, we received written notice from Nasdaq indicating that we are not in compliance with the $1.00 minimum bid price requirement for continued listing on Nasdaq, as set forth in Listing Rule 5550(a)(2).

The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on Nasdaq under the symbol “ENG” at this time. We may regain compliance with the minimum bid price requirement in accordance with Listing Rule 5810(c)(3)(A) during the 180 calendar day period from December 21, 2022 to June 19, 2023. To regain compliance, the closing bid price of our common stock must meet or exceed $1.00 per share for at least ten consecutive business days before June 19, 2023.

If we are not in compliance by June 19, 2023, we may be afforded a second 180 calendar day period to regain compliance. To qualify, we would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for Nasdaq, except for the minimum bid price requirement. In addition, we would be required to notify Nasdaq of our intent to cure the minimum bid price deficiency, which may include implementing a reverse stock split.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing.

We intend to monitor the closing bid price of our common stock and consider our available options to resolve the noncompliance with the minimum bid price requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum bid price requirement or will otherwise be in compliance with other Nasdaq listing criteria.

SEC regulations limit the amount of funds we may raise during any 12-month period pursuant to our shelf registration statement on Form S-3. Our registration statement on Form S-3 (File No. 333-252572), including the accompanying base prospectus and related prospectus supplements, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve calendar-month period unless our public float is at least $75 million. As of January 31, 2023, our public float (i.e., the aggregate market value of our outstanding equity securities held by non-affiliates) was approximately $26.1 million, based on the closing price per share of our Common Stock as reported on Nasdaq on January 31, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of this filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the registration statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 31% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 39,199,383 shares of common stock and an additional 2,000,000 shares of undesignated preferred stock as of December 31, 2022. Subject to the terms of our Articles of Incorporation, these shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2021 Long Term Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

ITEM 2. PROPERTIES

We lease space in five locations in the U.S. totaling approximately 191,127 square feet. The leases have remaining terms ranging from eight months to one hundred sixteen months and are on terms that we consider commercially reasonable. We have no major encumbrances related to these properties.

Our principal office is located in Houston, Texas. We have other offices located in Tulsa, Oklahoma, Brookshire, Texas, and Monahans, Texas. Approximately 61,438 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our Commercial segment performs assembly services in its Houston, Texas integration facility with approximately 81,089 square feet of space and performs fabrication services in its Brookshire, Texas facility with approximately 45,000 square feet of shop space. The previous fabrication facility located in Henderson, TX was moved to the Brookshire, TX location.

Location	Square Feet
Brookshire, TX	45,000
Houston, TX	26,006
Houston, TX (Portwall)	81,089
Tulsa, OK	35,432
Monahans, TX	3,600
191,127

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

As of December 31, 2022, approximately 87 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
September 25, 2022 to October 29, 2022	—	—	—	$—
October 30, 2022 to November 26, 2022	—	—	—	$—
November 27, 2022 to December 31, 2022	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of December 31, 2022, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

We continue to be mindful of our overhead structure. We have made significant investments in key business development and other essential personnel, product developments and new facilities and equipment, which have all negatively impacted our selling, general and administrative (“SG&A”) expense. While believe these investments will allow the Company to expand its client base and acquire new projects, we recognize that the level of our SG&A is greater than it could be for a company our size and have started efforts to reduce headcount, reduce office and shop space, and implement other cost saving measures to address our lack of profitability. If anticipated revenue levels are not achieved to support the reduced level of our SG&A, we will continue these efforts to reduce SG&A expense. In addition, during the year ended December 31, 2022, we recorded a $1.9 million bad debt reserve due to a contract dispute with one of our major customers.

Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

Results of Operations

Our revenue is comprised of services revenue and the sale of engineered modular solutions. We generally recognize service revenue as soon as the services are performed. During 2022, we worked on 242 projects ranging in size from $1 thousand to $28.7 million. The average size of the projects during 2022 was $677 thousand and we recorded an average revenue of $168 thousand per project.

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

Comparison of the years ended December 31, 2022 and December 25, 2021

The following table set forth below, for the years ended December 31, 2022 and December 25, 2021, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the year ended December 31, 2022:
Revenue	$32,096	$8,093	$—	$40,189	100.0%
Gross profit (loss)	(5,887)	1,675	—	(4,212)	(10.5)%
SG&A	8,608	740	4,767	14,115	35.1%
Operating income (loss)	(14,495)	935	(4,767)	(18,327)	(45.6)%
Other income, net				75
Interest expense, net				(223)
Tax expense				(39)
Net loss				(18,514)	(46.1)%
Basic and diluted loss per share				$(0.52)

	Commercial	Government Services	Corporate	Consolidated
For the year ended December 25, 2021:
Revenue	27,986	8,424	—	36,410	100.0%
Gross profit (loss)	(1,567)	924	—	(643)	(1.8)%
SG&A	7,032	892	4,909	12,833	35.2%
Operating income (loss)	(8,599)	32	(4,909)	(13,476)	(37.0)%
Other income, net				8,063
Interest expense, net				(212)
Tax expense				(60)
Net loss				(5,685)	(15.6)%
Basic and diluted loss per share				(0.18)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$4,110	$(331)	$—	$3,779	10.4%
Gross profit (loss)	(4,320)	751	—	(3,569)
SG&A	1,576	(152)	(142)	1,282	10.0%
Operating income (loss)	(5,896)	903	142	(4,851)	36.0%
Other income, net				(7,988)
Interest expense, net				(11)
Tax expense				21
Net loss				(12,829)	225.7%
Basic and diluted loss per share				$(0.34)

Revenue – Overall, our revenue for the year ended December 31, 2022, as compared to the year ended December 25, 2021, increased $3.8 million, or 10.4%, to $40.2 million from $36.4 million. Revenue from the Commercial segment increased $4.1 million, or 14.6%, to $32.1 million for the year ended December 31, 2022, as compared to $28.0 million for the comparable period in 2021. Revenue from the Government Services segment decreased $0.3 million, or 3.9%, to $8.1 million for the year ended December 31, 2022 as compared to $8.4 million for the comparable period in 2021. Our 2022 revenue for the Commercial segment increased primarily due to project awards with new customers as we continue our business development efforts to increase our backlog, partially offset by the completion of one large project and projects that ended without subsequent renewals. Our 2022 revenue for the Government Services segment decreased primarily due the ending of a contract and transition to new projects awarded in 2022.

Gross Profit (Loss) – Gross loss for the year ended December 31, 2022 was $4.2 million, an increase of $3.6 million, or 555.1%, from a gross loss of $0.6 million for the comparable period in 2021. Gross loss margin was 10.5% for the year ended December 31, 2022, an increase from the 1.8% gross loss margin for the year ended December 25, 2021.

Gross loss in our Commercial segment increased $4.3 million, or 275.7%, to a gross loss of $5.9 million for a gross loss margin of 18.3% for the year ended December 31, 2022 as compared to a gross loss of $1.6 million and gross loss margin of 5.6% for the year ended December 25, 2021. The increase in gross loss margin is primarily attributable to the inefficient use of personnel to complete projects in addition to the impairment of the license agreement acquired during 2022.

Gross profit in the Government Services segment increased $0.8 million, or 81.3%, to $1.7 million for a gross profit margin of 20.7% for the year ended December 31, 2022 as compared to gross profit of $0.9 million with a gross profit margin of 11.0% for the year ended December 25, 2021. The increase in gross profit is due to an efficient transition out of one of our Government Services contracts.

Selling, General and Administrative – Overall, our SG&A expenses increased by $1.3 million for the year ended December 31, 2022 as compared to the year ended December 25, 2021. This increase in SG&A was driven by increases in rent expense of $0.5 million, computer software expense of $0.5 million, bad debt expense of $0.5 million, and travel expense of $0.1 million, partially offset by decreases in legal expense of $0.2 million, and recruiting expense of $0.1 million. We continue to focus on reducing expenses to keep our costs in line with our revenue levels. These cost reduction measures include reducing headcount and reducing office and shop space.

Other income, net – Other income, net of expense, decreased $8.0 million for the year ended December 31, 2022 as compared to the year ended December 25, 2021 primarily due to a $1.7 million employee retention credit recorded in the first quarter of 2021, $5.0 million of PPP loan forgiveness recorded in the third quarter of 2021, and a $1.4 million employee retention credit recorded in the third quarter of 2021, with no comparable occurrences in 2022.

Tax expense – Tax expense was $0.1 million for the year ended December 31, 2022 and December 25, 2021.

Net Income (Loss) – Net loss for the year ended December 31, 2022 was $18.5 million compared to a net loss of $5.7 million for the year ended December 25, 2021, primarily as a result of the increase in gross loss in 2022, in addition to the employee retention credit in the first and third quarters of 2021 and the PPP Loan forgiveness in the third quarter of 2021, with no comparable occurrences in 2022.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility. Our cash decreased to $3.5 million at December 31, 2022 from $19.2 million at December 25, 2021, as our operating activities used approximately $14.5 million in net cash during the year ended December 31, 2022 primarily due to cash used to fund our operating loss. Our working capital as of December 31, 2022 was $7.1 million as compared to $26.2 million as of December 25, 2021.

On May 21, 2020, we entered into the Revolving Credit Facility (the “Revolving Credit Facility”) pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of December 31, 2022, the credit limit under the Revolving Credit Facility was $1.8 million and outstanding borrowings were $1.7 million, which yields enough interest to cover our minimum monthly interest charge. On March 27, 2023, we modified the Revolving Credit Facility which reduced the credit limit to $0.9 million and outstanding borrowings to $0.9 million. As of December 31, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. Our Revolving Credit Facility matures on May 20, 2023.

In addition, on January 29, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252572) (the “Registration Statement”) with the SEC, pursuant to which we may offer and sell, at our option, securities having an aggregate offering price of up to $100 million, subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million, as described further below. On January 29, 2021, we entered into an at market issuance sales agreement with B. Riley Securities, Inc., which was subsequently terminated pursuant to its terms on January 7, 2022.

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

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement, including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of January 31, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $26.1 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on January 31, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of this filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 3,971,000 shares (the “Shares”) of the Company’s common stock, at an offering price of $0.85 per Share in a registered direct offering pursuant to the Registration Statement. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 3,971,000 shares of the Company’s common stock (the “Warrants”). The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. The sale of the Shares pursuant to the RDO Purchase Agreement has reduced the amount of securities that we may sell in a primary offering pursuant to the Registration Statement, including pursuant to the ATM Agreement.

Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern, as discussed in Part II, Item 8, Note 1. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

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

Cash Flows from Operating Activities

Operating activities used approximately $14.5 million in net cash during the year ended December 31, 2022 primarily due to cash used to fund our operating loss of $18.5 million, a $1.9 million increase in contract assets net of contract liabilities, a $1.4 million decrease in contingent consideration, and a $0.2 million decrease in accrued compensations and benefits, partially offset by a $2.5 million increase in trade payables, a $2.5 million impairment of intangible assets, a $0.9 million decrease in other receivables due to a partial refund of the employee retention credit, $0.2 million of share-based compensation, a $0.4 million increase in other current liabilities, $0.9 million of depreciation and amortization, and $0.1 million from other components of working capital. Operating activities used approximately $13.7 million in net cash during the year ended December 25, 2021 primarily due to cash used to fund our operating loss of $5.7 million, $4.9 million of PPP Loan forgiveness, a $3.1 million increase in other current assets, a $0.1 million decrease in trade payables, a $1.4 million decrease in accrued compensations and benefits, and a $0.1 million decrease in other current liabilities and other components of working capital, partially offset by a $0.7 million decrease in contract assets net of contract liabilities, $0.8 million of share-based compensation and depreciation, and a $0.1 million decrease in trade receivables.

Cash Flows from Investing Activities

Investing activities used cash of $1.5 million during the year ended December 31, 2022 primarily related to the Calvert acquisition as discussed in Part II, Item 8, Note 18, and the purchase of computer hardware and software, and machinery and equipment to outfit our fabrication and field services businesses. Investing activities used cash of $0.2 million during the year ended December 25, 2021 primarily related to the purchase of computer hardware and machinery and equipment.

Cash Flows from Financing Activities

Financing activities provided cash of $0.3 million during the year ended December 31, 2022 due to proceeds from borrowings on the Revolving Credit Facility partially offset by payments on finance leases. Financing activities provided cash of $19.4 million during the year ended December 25, 2021 primarily due to net proceeds from sales of common stock under the ATM Agreement and Purchase Agreement, partially offset by payments on the Revolving Credit Facility and finance leases.

Contractual Obligations

The Company is obligated to make future cash payments under the Revolving Credit Facility, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of December 31, 2022 (in thousands):

	Payment Due by Fiscal Period
	2023	2024	2025	2026	2027 and thereafter
Operating and finance leases	$2,076	$1,546	$1,328	$1,077	$4,128
Revolving Credit Facility	1,661	—	—	—	—
Other liabilities(1)	509	—	—	—	—
Total	$4,246	$1,546	$1,328	$1,077	$4,128

(1)	Other liabilities includes short-term notes payable.

Stock Repurchase Program

On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. From April 2015 through December 2017, the Company purchased and retired 1,191,050 shares at a cost of $1.5 million. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. During the years ended December 31, 2022 and December 25, 2021, no shares were repurchased. Management does not intend to repurchase any shares in the near future.

Accounts Receivable

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $0.1 million, or 1.3%, to $7.6 million as of December 31, 2022 compared to $7.7 million as of December 25, 2021. We had bad debt expense of $1.9 million for the year ended December 31, 2022 primarily due to a contract dispute with a major customer during the fourth quarter of the year and $1.4 of bad debt expense for the year ended December 25, 2021. Our allowance for uncollectible accounts was $2.1 million as of December 31, 2022 and $1.7 million as of December 25, 2021 and increased as a percentage of trade accounts receivable to 23.5% for 2022 from 22.1% for 2021. We continue to manage this portion of our business very carefully.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation (the “Company”) as of December 31, 2022 and December 25, 2021, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2022 and December 25, 2021, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has utilized significant cash in operations that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Revenue Recognition – Estimates of Costs to Complete

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

The primary procedures we performed to address this critical audit matter included:

•	Obtained an understanding and evaluated the design of internal controls over the contract management cycle, including those related to the accumulation of the estimated costs to complete a contract and the estimation of variable consideration.
•	Performing journal entry testing procedures to address the presumed fraud risk over revenue.
•	For a selection of uncompleted contracts projected to be an overall loss, inquiring of project managers and management to ensure that all losses have been accrued.
•	For a selection of contracts, performing elements of the following for each contract:

o	Confirming relevant contract terms including contract price and related change orders, revenue earned to date, retainage, balance currently due, and estimated completion date.
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
o

Performed a gross margin fade analysis subsequent to year-end and a look-back analysis on completed contracts during the year for selected projects to assess variances between ultimate realization on projects versus estimated profitability in order to evaluate accuracy of the estimation process.

/s/ Moss Adams LLP

Houston, Texas

March 31, 2023

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share amounts)

	December 31, 2022	December 25, 2021
ASSETS
Current Assets:
Cash	$3,464	$19,202
Trade receivables, net of allowances of $2,129 and $1,673	7,644	7,692
Prepaid expenses and other current assets	1,580	958
Payroll taxes receivable	1,547	3,065
Contract assets	4,934	4,177
Total Current Assets	19,169	35,094
Property and equipment, net	1,757	1,698
Goodwill	720	720
Other assets
Right of use asset	8,072	4,251
Deposits and other assets	305	306
Total Other Assets	8,377	4,557
Total Assets	$30,023	$42,069

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$4,454	$2,001
Accrued compensation and benefits	2,002	2,183
Current portion of leases	1,849	1,389
Contract liabilities	956	2,054
Current portion of deferred payroll tax	-	537
Other current liabilities	1,134	667
Short-term debt	1,661	-
Total Current Liabilities	12,056	8,831

Long-term unearned revenue	425	-
Long-term debt	-	1,035
Long-term leases	7,217	4,012
Total Liabilities	19,698	13,878
Commitments and Contingencies (Note 16)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 35,800,617 shares issued and outstanding at December 31, 2022 and 35,230,675 shares issued and outstanding at December 25, 2021	36	35
Additional paid-in capital	58,050	57,403
Accumulated deficit	(47,761)	(29,247)
Total Stockholders’ Equity	10,325	28,191
Total Liabilities and Stockholders’ Equity	$30,023	$42,069

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 31,	Year Ended December 25,
	2022	2021

Operating revenues	$40,189	$36,410
Operating costs	44,401	37,053
Gross loss	(4,212)	(643)
Operating costs and expenses:
Selling, general, and administrative expenses	14,115	12,833
Operating loss	(18,327)	(13,476)
Other income (expense)
Interest expense, net	(223)	(212)
Other income, net	75	8,063
Loss before income taxes	(18,475)	(5,625)

Provision for federal and state income taxes	(39)	(60)

Net loss	$(18,514)	$(5,685)

Basic and diluted loss per common share	$(0.52)	$(0.18)

Basic and diluted weighted average shares used in computing loss per share:	35,574	31,888

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(amounts in thousands)

	Year Ended December 31,	Year Ended December 25,
	2022	2021

Common Stock
Balance at beginning of year	$35	$27
Common stock issued	1	8
Balance at end of year	36	35

Additional Paid-in Capital
Balance at beginning of year	57,403	37,157
Common stock issued	525	19,976
At-the-market offering costs	(97)	-
Share-based compensation – employees	219	270
Balance at end of year	58,050	57,403

Accumulated Deficit
Balance at beginning of year	(29,247)	(23,562)
Net loss	(18,514)	(5,685)
Balance at end of year	(47,761)	(29,247)

Total Stockholders’ Equity	$10,325	$28,191

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 31, 2022	Year Ended December 25, 2021
Cash Flows from Operating Activities:
Net loss	$(18,514)	$(5,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	933	561
Share-based compensation expense	219	270
Loss on disposal of fixed assets	13	—
Contingent consideration revaluation	(1,409)	—
Impairment of intangible asset	2,503	—
Forgiveness of PPP Loan	—	(4,949)
Changes in current assets and liabilities:
Trade accounts receivable	48	97
Contract assets	(757)	(87)
Other current assets	898	(3,087)
Accounts payable	2,453	(137)
Accrued compensation and benefits	(181)	(1,365)
Contract liabilities	(1,098)	796
Income taxes payable	(38)	(38)
Other current liabilities, net	394	(40)
Net cash used in operating activities	$(14,536)	$(13,664)

Cash Flows from Investing Activities:
Property and equipment acquired	(602)	(240)
Asset acquisition, net of cash acquired	(904)	—
Net cash used in investing activities	$(1,506)	$(240)

Cash Flows from Financing Activities:
Issuance of common stock, net	—	19,984
Payments on finance leases	(224)	(129)
At-the-market offering costs	(97)	—
Proceeds (payments) from revolving credit facility	625	(455)
Net cash provided by financing activities	$304	$19,400
Net change in cash	(15,738)	5,496
Cash at beginning of year	19,202	13,706
Cash at end of year	$3,464	$19,202

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$223	$212
Right of use assets obtained in exchange for new operating lease liability	$4,864	$4,014
Leased assets obtained in exchange for new finance lease liabilities	$67	$665
Asset acquisition, common stock issued	$525	$—
Cash paid during the year for income taxes (net of refunds)	$52	$151
Non-cash transaction: PPP loan forgiveness	$—	$4,974

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations – ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing innovative, delivered project solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and our fabrication and construction capabilities primarily to the energy industry. Please see “Note 14 – Segment Information” for a description of our segments and segment operations.

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 31, 2022 and December 25, 2021, and the results of our operations, cash flows and changes in stockholders’ equity for the 53 week period ended December 31, 2022 and for the 52 week period ended December 25, 2021. They are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

Going Concern – The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has suffered recurring losses, used significant cash in support of its operating activities, has limited cash on hand, and will need additional working capital to fund our planned operations.

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement, and borrowings under the Revolving Credit Facility.

On May 21, 2020, we entered into the Revolving Credit Facility pursuant to which the Lender agreed to extend credit of up to $6.0 million, subject to a credit limit. As of December 31, 2022, the credit limit under the Revolving Credit Facility was $1.8 million and outstanding borrowings were $1.7 million, which yields enough interest to cover our minimum monthly interest charge. On March 27, 2023, we modified the Revolving Credit Facility which reduced the credit limit to $0.9 million and outstanding borrowings to $0.9 million. As of December 31, 2022, we were in compliance with all of the covenants under the Revolving Credit Facility. Our Revolving Credit Facility matures on May 20, 2023.

In addition, on January 29, 2021, we filed a shelf registration statement on Form S-3 (File No. 333-252572) (the “Registration Statement”) with the SEC, pursuant to which we may offer and sell, at our option, securities having an aggregate offering price of up to $100 million, subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million, as described further below. On January 29, 2021, we entered into an at market issuance sales agreement with B. Riley Securities, Inc., which was subsequently terminated pursuant to its terms on January 7, 2022.

On June 1, 2021, sales and issuance of shares of the Company’s common stock pursuant to Purchase Agreement provided net proceeds of approximately $18.7 million after deducting the fees of A.G.P./Alliance Global Partners, the placement agent, and related offering expenses.

On January 11, 2022, the Company entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement, including the accompanying prospectus and related prospectus supplements related to the “at the market offering,” is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of January 31, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $26.1 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market January 31, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of this filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 3,971,000 shares (the “Shares”) of the Company’s common stock, at an offering price of $0.85 per Share in a registered direct offering pursuant to the Registration Statement. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 3,971,000 shares of the Company’s common stock (the “Warrants”). The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. The sale of the Shares pursuant to the RDO Purchase Agreement has reduced the amount of securities that we may sell in a primary offering pursuant to the Registration Statement, including pursuant to the ATM Agreement.

Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

NOTE 2 – ACCOUNTING POLICIES AND NEW ACCOUNTING PRONOUNCEMENTS

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

Our businesses or product lines are largely dependent on a few relatively large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. Two customers provided more than 10% each of our consolidated operating revenues for the year ended December 31, 2022 (17.3% and 12.8%). For the year ended December 25, 2021, two customers provided more than 10% each of our consolidated operating revenues (30.5% and 22.6%). Amounts included in trade receivables related to these customers totaled $0.2 million and $3.7 million, respectively, at December 31, 2022 and $0.1 million and $1.2 million, respectively, at December 25, 2021. One customer not within the top 10% percent of revenue had an outstanding accounts receivable balance of $1.6 million as of December 31, 2022.

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

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment. Fair value was determined by applying undiscounted cash flows of the operating unit after allocation of certain corporate overhead. Estimating the cash flow of the operating unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. It is possible that changes in market conditions, economy, facts, circumstances, judgments and assumptions used in estimating the fair value could change, resulting in possible impairment of goodwill in the future.

We performed a qualitative assessment of goodwill, which relates to Government Services, for each of the years ended December 31, 2022 and December 25, 2021. This assessment indicated that there was no impairment of goodwill for the years ended December 31, 2022 and December 25, 2021.

Impairment of Long-Lived Assets – We review our intangible license and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparison the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During the fourth quarter of 2022, we determined the carrying amount of the license agreement acquired was no longer recoverable and wrote the balance down to its estimated fair value. Fair value was based on expected future cash flows using Level 3 inputs. The resulting impairment of $2.5 million was recorded within Operating Costs on the Consolidated Statement of Operations. The impairment is attributable to our Commercial segment. During 2021 there were no events or changes in circumstances that indicated that the carrying amount of our assets may not be recoverable.

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

Incremental Costs – Our incremental costs of obtaining a contract, which may consist of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no incremental costs that met our materiality threshold in 2022 or 2021.

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

Earnings per Share – Our basic earnings per share (“EPS”) amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. We only had restricted stock awards outstanding during 2022 and 2021.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid-in capital. There were no treasury stock purchases in 2022 and 2021.

Stock–Based Compensation – We have issued stock-based compensation in the form of non-vested restricted stock awards to directors, employees and officers. We apply the provisions of ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service for all stock-based compensation based on the grant date fair value of the award.

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

NOTE 3 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables, net as of December 31, 2022 and December 25, 2021, are as follows (amounts in thousands):

	2022	2021
Amounts billed	$9,061	$5,810
Amounts unbilled	619	867
Retainage	93	2,688
Less: Allowance for uncollectible accounts	(2,129)	(1,673)
Trade receivables, net	$7,644	$7,692

The components of prepaid expense and other current assets are as follows as of December 31, 2022 and December 25, 2021 (amounts in thousands):

	2022	2021
Prepaid expenses	$1,397	$917
Other receivables – employee	19	41
Other receivable	35	—
Inventory	129	—
Prepaid expenses and other current assets	$1,580	$958

The components of other current liabilities are as follows as of December 31, 2022 and December 25, 2021 (amounts in thousands):

	2022	2021
Accrual for known contingencies	$17	$104
Customer prepayments	17	4
Warranty reserve	511	—
Gross receipts tax payable	—	35
State income taxes payable	30	33
Unearned revenue	50	—
Insurance payable	509	491
Other current liabilities	$1,134	$667

Our accrual for known contingencies includes litigation accruals, if any. See “Note 16 – Commitments and Contingencies” for further information.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 31, 2022 and December 25, 2021 (amounts in thousands):

	2022	2021
Computer equipment and software	$1,500	$1,397
Shop equipment	2,609	2,252
Furniture and fixtures	196	197
Leasehold improvements	828	836
Autos and trucks	100	83
	$5,233	$4,765
Accumulated depreciation and amortization	(3,476)	(3,067)
Property and equipment, net	$1,757	$1,698

Depreciation expense was $0.5 million and $0.5 million for the years ended December 31, 2022 and December 25, 2021, respectively.

NOTE 5 – REVENUE RECOGNITION

Our revenue by contract type are as follows (amounts in thousands):

	For the Years Ended
	December 31, 2022	December 25, 2021
Fixed-price revenue	$30,050	$21,205
Time-and-material revenue	10,139	15,205
Total Revenue	40,189	36,410

NOTE 6 – CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts consist of the following as of December 31, 2022 and December 25, 2021 (amounts in thousands):

	2022	2021
Costs incurred on uncompleted contracts	$59,298	$36,429
Estimated earnings on uncompleted contracts	4,464	4,866
Earned revenues	63,762	41,295
Less: billings to date	59,784	39,172
Net costs in excess of billings on uncompleted contracts	$3,978	$2,123

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,934	$4,177
Billings in excess of costs and estimated earnings on uncompleted contracts	(956)	(2,054)
Net costs in excess of billings on uncompleted contracts	$3,978	$2,123

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore, lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We had $1.0 million in contingency amounts as of December 31, 2022 and had $0.2 million in contingency amounts as of December 25, 2021. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We had $0.2 million in deferred revenue for the year ended December 31, 2022 and $0.0 million for the year ended December 25, 2021. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed or been recorded as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 7 – DEBT

The components of debt are as follows (amounts in thousands):

	December 31, 2022	December 25, 2021
Revolving Credit Facility (1)	$1,661	$1,035
Total debt	1,661	1,035
Amount due within one year	1,661	—
Total long-term debt	$—	$1,035

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

Set forth below are certain of the material terms of the Revolving Credit Facility:

Credit Limit: The credit limit is an amount equal to the lesser of (a) the Maximum Credit Limit and (b) the sum of (i) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility), plus (ii) the lesser of (A) 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility), or (B) $3,000,000 plus (iii) the lesser of (A) 20% of Borrowers’ Eligible Fixed Price Accounts, or (B) $250,000. As of December 31, 2022, the credit limit under the Revolving Credit Facility was $1.8 million.

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

On March 27, 2023, the Company and the Borrowers modified the Revolving Credit Facility with the Lender.

Set forth below are the material terms of the modification to the Revolving Credit Facility:

Credit Limit: The credit limit will not exceed the lesser of $1,000,000 at any time outstanding (the “Maximum Credit Limit”) minus any reserves, or the sum of (a) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility) and (b) the lesser of $500,000 or 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility).

As a result of the modification, our current credit limit and outstanding borrowings are $0.9 million under the Revolving Credit Facility.

Collateral: The Lender maintains a first priority lien on all assets of the Borrowers, including accounts receivable, inventory, equipment, deposit accounts, general intangibles and investment property, except for the Borrowers’ present and after-acquired Accounts Receivable defined in the Priority Agreement between the Borrowers, FundThrough USA Inc. and Pacific Western Bank.

The future scheduled maturities of our debt are (amounts in thousands):

Revolving Credit Facility
2023	$1,661
Thereafter	—
$1,661

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

The components of lease expense are as follows (amounts in thousands):

	Financial Statement Classification	Year ended December 31, 2022	Year ended December 25, 2021
Finance leases:
Amortization expense	SG&A Expense	$204	$100
Interest expense	Interest expense, net	44	17
		$248	$117
Operating leases:
Operating costs	Operating costs	491	507
Selling, general and administrative expenses	SG&A Expense	2,218	1,728
		$2,709	$2,235
Total lease expense		$2,957	$2,352

Supplemental balance sheet information related to leases are as follows (amounts in thousands):

	Financial Statement Classification	December 31, 2022	December 25, 2021
ROU Assets:
Operating leases	Right of Use asset	$8,072	$4,251
Finance leases	Property and equipment, net	761	979
Total ROU Assets:		$8,833	$5,230

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,638	$1,153
Finance leases	Current portion of leases	211	236
Noncurrent Liabilities:
Operating leases	Long Term Leases	6,669	3,269
Finance leases	Long Term Leases	548	743
Total lease liabilities		$9,066	$5,401

The weighted average remaining lease term and weighted average discount rate are as follows:

	December 31, 2022	December 25, 2021
Weighted average remaining lease term (years)
Operating leases	7.3	4.8
Finance leases	3.7	4.4
Weighted average discount rate
Operating leases	11.0%	0.8%
Finance leases	8.2%	2.1%

Maturities of operating lease liabilities as of December 31, 2022 are as follows (dollars in thousands):

	Operating leases	Finance leases	Total

2023	1,836	240	2,076
2024	1,323	223	1,546
2025	1,140	188	1,328
2026	919	158	1,077
2027 and thereafter	4,113	15	4,128
Total lease payments	9,331	824	10,155
Less: imputed interest	(1,024)	(65)	(1,089)
Total lease liabilities	$8,307	$759	$9,066

NOTE 9 – EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) plan for its employees. The Company, at the direction of the Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company matching contribution for the year ended December 31, 2022 was $0.2 million. The Company did not match employees’ deferrals in the year ended December 25, 2021.

NOTE 10 – STOCK COMPENSATION PLANS

The Company’s 2021 Long Term Incentive Plan (the “Long Term Incentive Plan”), currently provides for the aggregate issuance of up to 1,500,000 shares of common stock. The Long Term Incentive Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. At December 31, 2022, 1,289,949 shares of common stock are available to be issued pursuant to the Long Term Incentive Plan.

We recognized non-cash stock-based compensation expense related to our Long Term Incentive Plan and the expired Amended and Restated 2009 Equity Incentive Plan of $0.2 million for the year ended December 31, 2022 and $0.3 million for the year ended December 25, 2021.

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

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 31, 2022:

	Number of unvested restricted shares	Weighted-average grant-date fair value
Outstanding at December 25, 2021	116,631	$3.07
Granted	114,504	1.31
Vested	133,106	1.98
Forfeited	5,088	4.42
Outstanding at December 31, 2022	92,941	$2.40

As of December 31, 2022, there was $0.2 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 2 years. During the year ended December 31, 2022, the Company granted the following restricted stock awards:

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 9, 2022	Directors (3)	114,504	$1.31	$150,000

                During the year ended December 25, 2021, the Company granted the following restricted stock awards:

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
March 9, 2021	Director (1)	5,656	$4.42	$25,000
March 9, 2021	Employees (10)	56,557	$4.42	$250,000
June 1, 2021	Employee (1)	2,778	$3.60	$10,000
August 26, 2021	Directors (3)	75,759	$1.98	$150,000

NOTE 11 – TREASURY STOCK

On April 21, 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 25, 2021, the Company had purchased and retired 1,290,460 shares for $1.6 million under this program. The stock repurchase program was suspended from May 16, 2017 and was reinstated on December 19, 2018. No shares were repurchased during the years ended December 25, 2021 and December 31, 2022. Management does not intend to repurchase any shares in the near future.

NOTE 12 – REDEEMABLE PREFERRED STOCK

We are authorized to issue 2,000,000 shares of Preferred Stock, par value $0.001 per share (the “Preferred Stock”). Subject to the terms of our articles of incorporation, the Board of Directors has the authority to approve the issuance of all or any of these shares of the Preferred Stock in one or more series, to determine the number of shares constituting any series and to determine any voting powers, conversion rights, dividend rights and other designations, preferences, limitations, restrictions and rights relating to such shares. While there are no current plans to issue the Preferred Stock, it was authorized in order to provide the Company with flexibility to take advantage of contingencies such as favorable acquisition opportunities.

NOTE 13 – FEDERAL AND STATE INCOME TAXES

The components of our income tax expense for the years ended December 31, 2022 and December 25, 2021 are as follows (amounts in thousands):

	2022	2021
Current:
State	39	60
Total current	39	60
Deferred:
Federal	(37)	(35)
State	37	35
Total deferred	—	—
Total income tax expense	$39	$60

The following is a reconciliation of expected income tax benefit to actual income tax expense for the years ended December 31, 2022 and December 25, 2021 (amounts in thousands):

	2022	2021
Federal income tax (benefit) at statutory rates	$(3,888)	$(1,181)
Foreign tax rate adjustment	122	—
State income tax, net of federal income tax effect	(256)	(43)
Nondeductible expenses	188	(31)
Nontaxable PPP Loan Forgiveness	—	(1,044)
State RTA	30	(13)
Prior year adjustments and true-ups	61	(32)
Change in valuation allowance	3,782	2,404
Total tax expense	$39	$60

The components of the deferred tax asset (liability) consisted of the following as of December 31, 2022 and December 25, 2021 (amounts in thousands):

	2022	2021
Noncurrent Deferred tax assets
Federal and state net operating loss carryforward	$12,006	$9,503
Tax credit carryforwards	1,977	1,977
Allowance for uncollectible accounts	491	380
Accruals not yet deductible for tax purposes	548	488
Goodwill	177	236
Lease payable	1,897	992
Capitalized R&D expenses	1,086	—
Total noncurrent deferred tax assets	18,182	13,576
Less: Valuation allowance	(16,166)	(12,419)
Total noncurrent deferred tax assets, net	$2,016	$1,157
Noncurrent deferred tax liabilities:
Depreciation	(10)	(49)
Other	(116)	(126)
Right to use asset	(1,890)	(982)
Total noncurrent deferred tax liabilities	(2,016)	(1,157)
Net deferred tax assets/deferred tax Liabilities	$—	$—

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

We account for uncertain tax positions in accordance with ASC 740. When uncertain tax positions exist, we recognize the tax benefit of the tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon technical merits of the tax positions as well as consideration of the available facts and circumstances. We recognize interest and penalties related to unrecognized tax benefits in the provision for income taxes. As of December 31, 2022 and December 25, 2021, we do not have any significant uncertain tax positions.

We record a valuation allowance to reduce previously recorded tax assets when it becomes more-likely-than-not such asset will not be realized. We evaluate based on all available evidence, both positive and negative, regarding historical operating results, including the estimated timing of future reversals of existing taxable temporary differences, estimated future taxable income exclusive of reversing temporary differences and carryforwards and potential tax planning strategies which may be employed to prevent an operating loss or tax credit carryforward from expiring unused.

The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. During 2022, after evaluating all available evidence, we recorded a valuation allowance on all net deferred tax assets.

For the year ended December 31, 2022, we recognized a total income tax expense of $39 thousand on a pretax book loss of $18.5 million compared to an income tax expense of $60 thousand on a pretax book loss of $5.6 million for the year ended December 25, 2021. As a result of permanent difference add-backs to taxable income related to meals and entertainment the tax expense increased by $188 thousand, which decreased the effective tax rate by 1.02%. An increase of $3.8 million in the valuation allowance decreased the effective tax rate by 20.5%. State income tax (net of Federal) expense in the amount of $256 thousand increased the effective tax rate by 1.39% mainly due to Texas margins tax. Federal and state tax true-ups decreased tax expense in the amount of $91 thousand and decreased the effective tax rate by 0.29%.

As of December 31, 2022, the Company has a gross federal net operating loss carry-forward of approximately $52.9 million, which will begin to expire in 2032. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), net operating losses (“NOL’s”) generated in tax year 2018 and forward have an indefinite carryforward but are limited to 80% of taxable income when utilized. For NOL’s incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOL’s are subject to expiration.

NOTE 14 – SEGMENT INFORMATION

Reporting Segments

Our segments are strategic business units that offer our services and products to customers in their respective industry segments. The operating performance of our segments is regularly reviewed with operational leaders in charge of these segments, the Executive Chairman (“CEO”), the chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

Segment information for the years ended December 31, 2022 and December 25, 2021 are as follows (amounts in thousands):

For the year ended December 31, 2022:	Commercial	Government	Corporate	Consolidated

Operating revenues	$32,096	$8,093	$—	$40,189
Operating income (loss)	(14,495)	935	(4,767)	(18,327)
Depreciation and amortization	731	14	188	933
Tangible assets	19,526	1,312	8,465	29,303
Goodwill	—	720	—	720
Other intangible assets	—	—	—	—
Total assets	19,526	2,032	8,465	30,023
Capital expenditures	348	23	209	580

For the year ended December 25, 2021:	Commercial	Government	Corporate	Consolidated

Operating revenues	$27,986	$8,424	$—	$36,410
Operating income (loss)	(8,599)	32	(4,909)	(13,476)
Depreciation and amortization	394	14	153	561
Tangible assets	12,516	3,068	25,746	41,330
Goodwill	—	720	—	720
Other intangible assets	19	—	—	19
Total assets	12,535	3,788	25,746	42,069
Capital expenditures	58	—	182	240

NOTE 15 – EMPLOYEE RETENTION CREDIT

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

We have accounted for the $1.7 million and $1.4 million employee retention credits in the first and third quarters of 2021, respectively, as other income on the Statement of Operations and as a receivable on the Balance Sheet for year ended December 25, 2021. We have received funds for a portion of each quarter we requested the employee retention credits for. For the year ended December 31, 2022, the remaining unpaid employee retention credits of $1.5 million is accounted for as a receivable on the balance sheet.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

NOTE 17 – STOCKHOLDERS’ EQUITY

On January 29, 2021, the Company entered into an at market issuance sales agreement (the “Prior ATM Agreement”) with B. Riley Securities, Inc. pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the Prior ATM Agreement, the Company paid B. Riley an aggregate commission of 3% of the gross sales price per share of common stock sold under the Prior ATM Agreement. In April 2021, 400,538 shares of common stock were issued pursuant to the Prior ATM Agreement for net proceeds of approximately $1.4 million. The Prior ATM Agreement was subsequently terminated pursuant to its terms on January 7, 2022.

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

On January 11, 2022, the Company entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs.

NOTE 18 – ACQUISITIONS

On May 18, 2022, ENG Calvert Holdings Ltd., a wholly owned subsidiary of the Company, completed the acquisition of the stock of Calvert Group Belgium NV (“Calvert”), a business that licenses small-scale gas to liquids (“GTL”) technology for flare gas and stranded gas applications for specific territories including the Middle East and North Africa. The Company expects to utilize Calvert’s basic designs incorporating the GTL technology into small scale GTL plants to be manufactured by the Company in the United States and subsequently shipped internationally.

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

During the fourth quarter of 2022, we determined the carrying amount of the license agreement acquired was no longer recoverable and wrote the balance down to its estimated fair value. Fair value was based on expected future cash flows using Level 3 inputs. The $2.5 million impairment of the intangible asset and $1.4 million write down of the related contingent consideration balances are reflected within Operating Costs on the Consolidated Statement of Operations.

NOTE 19 – INTANGIBLE ASSETS

The Company had recognized a $2.8 million intangible asset for the license acquired in the Calvert acquisition and $1.4 million of contingent consideration. During the fourth quarter of 2022, we determined the carrying amount of the license agreement acquired was no longer recoverable and wrote the balance down to its estimated fair value. Fair value was based on expected future cash flows using Level 3 inputs. The impairment of the intangible asset and balance are reflected within Operating Costs on the Consolidated Statement of Operations.

NOTE 20 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date these financial statements were issued. The Company determined there were no events, other than as described below, that required disclosure or recognition in these financial statements.

Registered Direct Offering

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 3,971,000 shares (the “Shares”) of the Company’s common stock at an offering price of $0.85 per Share in a registered direct offering pursuant to the Registration Statement. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 3,971,000 shares of the Company’s common stock (the “Warrants”). The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. The sale of the Shares pursuant to the RDO Purchase Agreement has reduced the amount of securities that we may sell in a primary offering pursuant to the Registration Statement, including pursuant to the ATM Agreement.

               Company’s Officer Changes

               Mark A. Hess, the former Chief Executive Officer of the Company, resigned from his officer positions with the Company and its subsidiaries effective February 10, 2023.

The Board of Directors appointed William A. Coskey, P.E., the Company’s Chairman of the Board of Directors, as the Company’s Executive Chairman effective February 7, 2023.

               Roger Westerlind, the former President of the Company, was terminated effective March 17, 2023.

               Revolving Credit Facility

               On March 27, 2023, the Company modified the Revolving Credit Facility agreement which reduced our credit limit and outstanding borrowings to $0.9 million.

               Priority Agreement

               On March 27, 2023, the Company entered into an invoice factoring agreement. The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

(a) Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures of a registrant designed to ensure that information required to be disclosed by the registrant in the reports that it files or submits under the Exchange Act is properly recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include processes to accumulate and evaluate relevant information and communicate such information to a registrant’s management, including its Executive Chairman and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures.

We evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Executive Chairman and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

In order to evaluate the effectiveness of our internal control over financial reporting as of December 31, 2022, as required by Section 404 of the Sarbanes-Oxley Act of 2002, our management conducted an assessment, including testing, based on the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”). A material weakness is a control deficiency, or a combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our annual or interim financial statements will not be prevented or detected. In assessing the effectiveness of our internal control over financial reporting, management did not identify a material weakness in internal control over financial reporting as of December 31, 2022. We have concluded that our internal control over financial reporting at December 31, 2022 was effective.

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

(d) Changes in Internal Control over Financial Reporting

No changes in our internal controls over financial reporting occurred during the quarter ended December 31 2022, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On March 27, 2023, the Company and its wholly owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. (collectively, the “Borrowers”) entered into an invoice factoring agreement (the “Priority Agreement”) with FundThrough USA, Inc. (the “Priority Lender”) to purchase certain accounts receivable of the Borrowers with the consent of the lender under the Loan and Security Agreement (the “Revolving Credit Facility”).

Set forth below are the material terms of the Priority Agreement between the Borrowers and the Priority Lender:

Eligible Accounts are limited to the specific customers defined in the Priority Agreement.

The cost to fund an invoice is a percentage of the invoice amount that ranges from 2.75% to 8.25% depending on the length of the payment terms with the customer.

The Borrower has granted the Priority Lender a security interest in all of the Borrower’s present and after-acquired accounts receivable of the customers defined in the Priority Agreement.

On March 27, 2023, the Borrowers modified the Revolving Credit Facility with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), in connection with the Priority Agreement between the Borrowers and FundThrough USA Inc.

Set forth below are the material terms of the modification of the Revolving Credit Facility:

Credit Limit: The credit limit will not exceed the lesser of $1,000,000 at any time outstanding (the “Maximum Credit Limit”) minus any reserves, or the sum of (a) 85% of the Borrowers’ Eligible Accounts (as defined in the Revolving Credit Facility) and (b) the lesser of $500,000 or 75% of the Borrowers’ Eligible Unbilled Accounts (as defined in the Revolving Credit Facility).

As a result of the modification, our current credit limit and outstanding borrowings are $0.9 million under the Revolving Credit Facility.

Collateral: The Lender maintains a first priority lien on all assets of the Borrowers, including accounts receivable, inventory, equipment, deposit accounts, general intangibles and investment property, except for the Borrowers’ present and after-acquired Accounts Receivable defined in the Priority Agreement.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be set forth in our definitive proxy statement for the 2023 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336
*4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

*+10.4	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers

+10.5	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.6	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.7	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.8	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.9	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.10	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.11	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.12	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.13	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217
10.14	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.15	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.16	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.17	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4, 2005	10-K	10.14	3/15/2018	001-14217
10.18	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.19	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.20	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.21	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.22	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.23	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.24	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.25	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.26	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.27	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.28	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.29	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.30	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217
10.31	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020	001-14217
10.32	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

+10.33	ENGlobal Corporation 2021 Long Term Incentive Plan	DEF 14A	Appendix A	7/15/2021	001-14217
10.34	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

10.35	Securities Purchase Agreement, dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/21	001-14217

+10.36	Executive Employment Agreement between ENGlobal U.S. Inc. and Roger Westerlind effective December 16, 2020	10-K	10.37	3/11/22	001-14217

10.37	Third Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated April 2019	10-K	10.38	3/11/22	001-14217

10.38	Fourth Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated December 20, 2021	10-K	10.39	3/11/22	001-14217

10.39	Eleventh Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 25, 2019	10-K	10.40	3/11/22	001-14217

10.40	Twelfth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated November 11, 2020	10-K	10.41	3/11/22	001-14217

10.41	Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated May 20, 2021	10-K	10.42	3/11/22	001-14217

+10.42	Form of Restricted Stock Unit Award Agreement of the 2021 Long Term Incentive Plan between Registrant and its Independent Non-employee Directors	10-K	10.43	3/11/22	001-14217
*10.43	Invoice Factoring Agreement between ENGlobal Corporation, ENGlobal U.S., Inc., and ENGlobal Government Services, Inc. and FundThrough USA, Inc.
*10.44	Modified Loan and Security Agreement by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender
*10.45	Thirteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 24, 2022
*10.46	Lease Agreement between V Energy Industrial Park I, LLC and ENGlobal U.S., Inc. dated September 1, 2022

14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017		14.1	3/27/2020	001-14217
14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017		14.2	3/27/2020	001-14217
*21.1	Subsidiaries of the Registrant

*23.1	Consent of Moss Adams LLP

*31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14
**32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*101.ins	Inline XBRL instance document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document Interactive Data Files.
*101.sch	Inline XBRL taxonomy extension schema document
*101.cal	Inline XBRL taxonomy extension calculation linkbase document
*101.def	Inline XBRL taxonomy extension definition linkbase document
*101.lab	Inline XBRL taxonomy extension label linkbase document
*101.pre	Inline XBRL taxonomy extension presentation linkbase document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: March 31, 2023	By:	/s/ William A. Coskey
William A. Coskey
Executive Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Darren W. Spriggs	March 31, 2023
Darren W. Spriggs
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ William Coskey	March 31, 2023
William A. Coskey, P.E.
Executive Chairman and Director (Principal Executive Officer)

By:	/s/ Mark A. Hess	March 31, 2023
Mark A. Hess, Director

By:	/s/ Christopher Sorrells	March 31, 2023
Christopher Sorrells, Director

By:	/s/ Lloyd Kirchner	March 31, 2023
Lloyd Kirchner, Director

By:	/s/ Kevin M. Palma	March 31, 2023
Kevin M. Palma, Director

