Form 10-K/A
period 2022-12-31
ENGLOBAL CORP
filed 2023-04-28
CIK 933738

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 25, 2022 was $27,931,814 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 24, 2022).

The number of shares outstanding of the registrant’s $0.001 par value common stock on April 28, 2023 is as follows: 39,760,305 shares

Documents incorporated by reference: None.

Auditor Name:	Auditor Location:	Auditor Firm ID:
Moss Adams LLP	Houston, TX	659

EXPLANATORY NOTE

We are filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated by reference in the Form 10-K from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Form 10-K to include the Part III information in our Form 10-K. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of April 28, 2023, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors and executive officers. The Board of Directors did not select any current director or executive officer pursuant to any arrangement or understanding between a current director and any other person.

Name of Nominee:	William A. Coskey, P.E.
Position:	Executive Chairman of the Board
Director Since:	1985
Age:	70

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Coskey founded ENGlobal in 1985 and has served in various positions, including service as Chairman of the Board since June 2005, as President and Chief Executive Officer from August 2012 until his retirement in March 2021, and as Executive Chairman since February 2023. From April 2007 until May 2010, he served as Chief Executive Officer. Prior to that, he served as Chairman of the Board, Chief Executive Officer and President from 1985 until 2001, Chief Operating Officer from 2001 to 2003, and President from 2001 to June 2005. Mr. Coskey, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and is a Registered Professional Engineer. He served on the Texas A&M University Electrical Engineering Department Advisory Council from 1999 to 2014, and from 2006 until 2014, he served as Chairman of the Council. Mr. Coskey received the 2014 Outstanding Alumni Honor Award from the Texas A&M University College of Engineering. In 2014, Mr. Coskey was also appointed to the Texas A&M College of Engineering Advisory Council.

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

Name of Nominee:	Kevin M. Palma
Position:	Independent Director
Director Since:	2016
Age:	44

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Palma has served as a director of the Company since June 2016, is Chairman of the Audit Committee and is a member of the Compensation and Nominating & Corporate Governance Committees. Mr. Palma served as the Chief Financial Officer of B-29 Investments, LP, an energy private equity firm, from 2006 until he was promoted to Chief Operating Officer in December 2018, and also served as the Chief Financial Officer of B-29 Family Holdings, LLC, a family office, since its inception in 2014 until December 2018. In his role within the private equity space, Mr. Palma focuses on investment strategy, investment execution, and portfolio company management for both privately-held and publicly-traded companies. Mr. Palma currently serves on several private company boards, including Silver Creek Oil and Gas, LLC, Caliber Completion Services, LLC, and Klear Bit Technologies, LLC. His past experiences on private company boards include Crest Pumping Technologies, LLC and TEC Holdings, LLC (which was recently rebranded as AXIS Energy Services, LLC). Prior to his roles at B-29, Mr. Palma was a member of the energy investment banking team at Raymond James & Associates, focusing on capital market raises and merger and acquisition activity. Mr. Palma is licensed as a Certified Public Accountant in the State of Texas, and holds a Master of Business Administration from the Harvard Business School in addition to a Bachelor of Business Administration and a Master of Professional Accounting from the University of Texas.

Qualifications for Consideration:

The Board selected Mr. Palma to serve as an independent director because of his experience in identifying strategic growth trends in the energy industry, evaluating and completing numerous acquisitions, and exhibiting an extensive knowledge of financial markets make him well qualified to serve on ENGlobal’s board of directors.

Name of Nominee:	Christopher Sorrells
Position:	Independent Director
Director Since:	2021
Age:	54

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Christopher D. Sorrells has served as a director of the Company since August 2021. Currently, Mr. Sorrells is Managing Director of Pearl Energy Investments, a $1.2 billion private equity fund focused on the energy and sustainability industries, and Chief Executive Officer and director of each of Spring Valley Acquisition Corp. (NASDAQ: SV) and Spring Valley Acquisition Corporation II (NASDAQ: SVII). In addition, he is a board member and Chairman of the compensation committee of Renewable Energy Group (NASDAQ: REGI). Prior to Spring Valley, he was Interim CEO of Wellsite Fishing & Rentals Services, LLCs, an oilfield services company focused on the Marcellus region.

From August 2015 to September 2019, he was a member of the Board of Directors and the Chief Operating Office of GSE Systems, Inc. (NASDAQ: GVP), a publicly traded engineering and expert staffing company for the power and process industries. From 2005 to 2015, he served as Managing Director at NGP Energy Technology Partners, L.P., a private equity firm investing in companies that provide products and services to the energy, power, and environmental industries.

From 2003 to 2005, Mr. Sorrells worked at Clarity Partners, L.P. a private equity firm, focused on growth and LBO transactions. Mr. Sorrells served as a principal with Banc of America Securities from 1998 to 2002 and as an associate with Salomon Smith Barney Holdings from 1996 to 1998. Mr. Sorrells holds an M.B.A. from the College of William and Mary, a Master of Accounting degree from the University of Southern California, and a B.A. from Washington and Lee University.

Qualifications for Consideration:

The Board selected Mr. Sorrells to serve as an independent director because it believes that he possesses extensive experience within the energy industry. Mr. Sorrells’ broad career experience in corporate, governance, and financial roles enables him to provide leadership expertise as a member of the Board.

Name of Nominee:	Lloyd Kirchner
Position:	Independent Director
Director Since:	2021
Age:	59

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Kirchner has served as a director of the Company since 2021 and is a Vice President of Zachry Group. Since 2014, Mr. Kirchner has held various executive positions in Engineering, Business Development, Safety and Quality at Zachry Group.

Formerly, Mr. Kirchner served as President and CEO of Commonwealth Engineering and Construction, where he also held executive positions in Operations, Sales, Marketing and Commercial Management. Mr. Kirchner joined Zachry Group through the acquisition of Commonwealth. Prior to Commonwealth, he was a founding employee of Capstone Turbine Corporation and held various executive positions in Engineering, Supply Management, Manufacturing and Product Development. Mr. Kirchner started his career with Amoco Corporation working in all three business units: Exploration & Production, Refining and Chemicals.

Mr. Kirchner received his Bachelor of Science degree in Mechanical Engineering from Rice University and a Master of Business Administration from the University of Chicago. He currently serves as a Board Member for the Post Oak School in Houston, the Baylor College of Medicine and Mercury Chamber Orchestra.

Previously, Mr. Kirchner was elected to the Executive Board of the Engineering and Construction Contracting (ECC) Association for 10 years, where he served in various leadership roles, including Board Chair.

Qualifications for Consideration:

The Board selected Mr. Kirchner to serve as an independent director because it believes he possesses the ability to provide insights and practical wisdom based on his experience and expertise.

Name of Nominee:	Margaret K. Lassarat
Position:	Independent Director
Director Since:	2023
Age:	57

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Ms. Lassarat has served as a director of the Company since April 2023 and serves as an independent board member for Dudek, Alta Southwest and Engineers Without Borders. In the executive space, most recently, she was the Chief Financial Officer for Exyte Energy, a $5 billion global engineering and construction firm, from March 2020 to August 2020. Prior to Exyte, Ms. Lassarat was the CFO at Louis Berger from November 2015 to January 2019 and prior to that Kentz Engineers and Constructors, large engineering and construction management firms. She also served as the Chief Financial Officer and as a board member of Mustang Engineering.

Ms. Lassarat holds a BA in Accounting from Texas A&M University, is a Certified Public Accountant in the State of Texas and holds the Project Management Professional certification.

Qualifications for Consideration:

The Board selected Ms. Lassarat to serve as an independent director because of her three decades of experience in corporate finance, audit and strategy in energy engineering and services as well as her connections to the global engineering community.

Executive Officer:	Darren W. Spriggs
Position:	Chief Financial Officer, Secretary and Treasurer
Age:	54

Present positions and offices with the Company, principal occupations during the past five years:

Mr. Spriggs has served as Chief Financial Officer, Corporation Secretary and Treasurer since March 2021. Mr. Spriggs previously served as Corporate Controller of the Company since June 2019. Prior to joining the Company, Mr. Spriggs served as Director of Accounting for ABM Industries Inc., a Fortune 500 company providing end-to-end facility solutions to commercial, industrial and governmental facilities, from April 2008 to June 2019. From 2007 to 2008, he served as Financial Planning Manager for Kinder Morgan, Inc., a major midstream energy company whose pipeline network transports natural gas, refined petroleum products and crude oil. From 2002 to 2007, Mr. Spriggs served as a Financial Reporting Manager for David Weekley Homes, the largest privately held homebuilder in the U.S. From 2000 to 2002, he served as Assistant Controller for American Tower Inc., a leading independent owner, operator and developer of broadcast and wireless communication towers. Mr. Spriggs is a licensed CPA and CMA in the state of Texas, and holds a Bachelor of Business Administration in Accounting from the Texas A&M University.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file reports of securities ownership and changes in such ownership with the SEC.

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 31, 2022, except that Messrs. Palma, Kirchner, and Lloyd were each late filing a Form 4 reporting one transaction.

Audit Committee

During the fiscal year ended December 31, 2022, the Audit Committee consisted of Kevin M. Palma (Chairperson), Christopher D. Sorrells, and Lloyd G. Kirchner. The duties and responsibilities of the Audit Committee are to oversee:

●	the quality and integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	our independent auditors’ qualifications, independence and performance.

In addition, the Audit Committee annually reviews our disclosures regarding deficiencies, if any, in the design or operation of our internal controls.

The Board has determined that Mr. Palma is qualified as an audit committee financial expert under the SEC’s rules and regulations. In addition, the Board has determined that each member of the Audit Committee meets the requisite financial literacy and sophistication requirements under NASDAQ rules.

Code of Business Conduct and Ethics

The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s directors, officers and employees in accordance with NASDAQ rules. The purpose and role of this code is to focus our officers, directors, and employees on areas of ethical risk, provide guidance to help them recognize and deal with ethical issues, provide mechanisms to report unethical or unlawful conduct, and help enhance and formalize our culture of integrity, honesty and accountability. We have posted this Code of Business Conduct and Ethics on the “About ENG - Governance” section of our website at www.englobal.com.

The Company also has a Code of Ethics applicable to the Chief Executive Officer and certain senior financial officers of the Company that complies with Item 406 of Regulation S-K of the Exchange Act and with applicable NASDAQ rules. We have posted this Code of Ethics on the “About ENG - Governance” section of our website at www.englobal.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last two fiscal years by Mark Hess, our former Chief Executive Officer, Darren Spriggs, our Chief Financial Officer, and Roger Westerlind, our former President (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus(1) ($)	Stock Awards(2) ($)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation(4) ($)	Total ($)
Mr. Hess ~ Former Chief Executive Officer(5)	2022	280,306	-	-	-	2,962	283,268
	2021	270,210	30,192	50,000	-	10,578	360,980

Mr. Spriggs ~ Chief Financial Officer, Secretary & Treasurer	2022	178,376	-	-	-	236	178,612
	2021	170,203	18,115	25,000	-	-	213,318

Mr. Westerlind ~ Former President(6)	2022	270,109	-	-	-	2,140	272,249
	2021	260,205	60,385	100,000	-	-	420,590

(1)	This column also includes bonus awards with respect to the tax liability of stock awards granted in 2021.
(2)

This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Part II, Item 8, Note 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

7

(3)

The Non-Equity Incentive Plan includes amounts awarded pursuant to the Company’s Short Term Incentive Plan. Metrics are set annually and are generally contingent on the Company reaching certain levels of Net Operating Income.

(4)

All Other Compensation includes paid time off, or PTO, cash outs and 401(k) matching contributions. Does not include perquisites or personal benefits if the aggregate amount is less than $10,000. Does not include medical, dental, life, short and long term disability or paid time off benefits which were available to all employees.

(5)	Mr. Hess resigned from his officer positions effective February 10, 2023.
(6)	Mr. Westerlind was terminated from his officer positions effective March 17, 2023.

Outstanding Equity Awards at Fiscal Year End 2022

The following table sets forth information as of December 31, 2022 regarding outstanding equity awards held by the named executive officers. On December 30, 2022, the closing price on NASDAQ for the Company’s common stock was $0.78 per share.

	Restricted Stock Awards
Name	Number of Shares That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Mr. Hess(1)	7,541	$5,882	—	—
Mr. Spriggs(2)	7,590	$5,920	—	—
Mr. Westerlind(3)	15,083	$11,765	—	—

(1)

Includes 7,541 shares that were granted under the 2021 Long Term Incentive Plan (“Long Term Incentive Plan”) on March 9, 2021 which vested 3,771 shares on March 9, 2023. Mr. Hess resigned from his officer positions effective February 10, 2023 and forfeited the remaining 3,770 shares.

(2)

Includes 2,500 shares that were granted under the Amended and Restated 2009 Equity Incentive Plan (the “Plan”) on August 6, 2019, which will vest on August 6, 2023. Includes 5,090 shares that were granted under the 2021 Long Term Incentive Plan on March 9, 2021 which will vest 1,697 shares on March 9, 2023 and March 9, 2024 and 1,696 shares on March 9, 2025.

(3)

Includes 15,083 shares that were granted under the 2021 Long Term Incentive Plan on March 9, 2021 which vested 7,541 shares on March 9, 2023. Mr. Westerlind was terminated from his officer positions effective March 17, 2023 and forfeited the remaining 7,542 shares.

Pay Versus Performance

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 402(v) of Regulation S-K, we are providing the following information about the relationship between executive compensation and certain financial performance of our Company for each of the last two completed fiscal years. In determining the “compensation actually paid” to our named executive officers (“NEOs”), we are required to make various adjustments to amounts that have previously been reported in the Summary Compensation Table in previous years, as the SEC’s calculation method for this section differs from those required in the Summary Compensation Table.

Pay Versus Performance Table

The table below presents information on the compensation of our principal executive officer (“PEO”) and our other NEOs in comparison to certain performance metrics for 2022 and 2021. The metrics are not those that the Compensation Committee of our Board uses when setting executive compensation. The use of the term “compensation actually paid” (“CAP”) is required by the SEC’s rules. Neither CAP nor the total amount reported in the Summary Compensation Table (“SCT”) reflect the amount of compensation actually paid, earned or received during the applicable year. Per SEC rules, CAP was calculated by adjusting the SCT total values for the applicable years.

	Summary Compensation Table Total for PEO(1) ($)		Compensation Actually Paid to PEO(1)(4) ($)		Average Summary Compensation Table Total for Non-PEO	Average Compensation Actually Paid to Non-PEO	Value of Initial Fixed $100 Investment Based on Total Shareholder	Net Loss (In
Year	PEO 1	PEO 2	PEO 1	PEO 2	NEOs(2) ($)	NEOs(2)(5) ($)	Return(3) ($)	Thousands) ($)
2022	—	283,268	—	277,537	225,431	216,816	26.44	(18,514)
2021	16,977	360,980	16,977	328,400	316,954	280,951	52.20	(5,685)

(1)	William A. Coskey, P.E. (“PEO 1") served as our PEO through March 12, 2021. Mark A. Hess (“PEO 2”) served as PEO for the remainder of 2021 and for the full year 2022.
(2)	Our Non-PEO named executive officers include Darren W. Spriggs and Roger Westerlind for both fiscal years 2021 and 2022.
(3)

Calculated based on a fixed investment of $100 in the Company’s stock based on the closing price of the Company’s stock on the last trading day prior to December 27, 2020 through the end of each fiscal year.

(4)	The following table reflects the adjustment from the Summary Compensation Table to “compensation actually paid” for our PEOs:

	2022		2021
	PEO 1	PEO 2	PEO 1	PEO 2
Summary Compensation Table Total	—	283,268	16,977	360,980
Fair value of equity awards granted during the year from the Summary Compensation Table	—	—	—	(50,000)
Fair value at year end of equity awards granted during the year	—	—	—	17,420
Change in fair value of equity awards granted in prior years that were unvested as of the end of the year	—	(5,731)	—	—
Change in fair value of equity awards granted in prior years that vested during the year	—	—	—	—
Equity awards granted in prior years that were forfeited during the year	—	—	—	—
Compensation Actually Paid Total	—	277,537	16,977	328,400

(5)	The following table reflects the average adjustment from the Summary Compensation Table to “compensation actually paid” for our non-PEO named executive officers:

	Average for Non-PEO NEOs
	2022	2021
Summary Compensation Table Total	225,431	316,954
Fair value of equity awards granted during the year from the Summary Compensation Table	—	(62,500)
Fair value at year end of equity awards granted during the year	—	26,497
Change in fair value of equity awards granted in prior years that were unvested as of the end of the year	(8,615)	—
Change in fair value of equity awards granted in prior years that vested during the year	—	—
Equity awards granted in prior years that were forfeited during the year	—	—
Compensation Actually Paid Total	216,816	280,951

Employment Agreements; Termination and Change-in-Control Arrangements

Messrs. Hess and Westerlind were each a party to a written employment agreement (the “Employment Agreements”) with ENGlobal and ENGlobal U.S., respectively. The Employment Agreements provided for an annual base salary, subject to discretionary increases by the Board, and other compensation in the form of cash bonuses, incentive compensation, stock options, stock appreciation rights, and restricted stock awards. Additionally, the executives received health, life, and other insurance benefits in accordance with the terms of the Company’s benefit plans, and the Company provided management level support services and reimbursement for specified business expenses.

The Employment Agreements provided for severance payments and benefits in the case of termination of employment. If employment ended because of death, the Company would pay any accrued but unpaid salary, additional compensation, and other benefits earned up to that date. In the case of a physical or mental disability that prevented the executive from performing his services under the Employment Agreement for a period of three months, the Company could terminate the executive’s employment. If the Company terminated an executive’s employment in such cases of disability, the Employment Agreements provided that the Company would continue to pay the executive his full salary and benefits for the six months following the date of termination (the “Initial Severance Period”). At the Company’s option, severance payments consisting of 100% of the monthly amount of the executive’s base salary in the case of Mr. Hess and 50% of the monthly amount of the executive’s base salary in the case of Mr. Westerlind, and full benefits may have been extended for an additional six-month period following the Initial Severance Period.

If the Company terminated an executive’s employment for “cause,” as defined in the Employment Agreements, the Company would pay any accrued but unpaid salary, additional compensation, and other benefits earned up to the effective date of termination. If the Company terminated an executive’s employment without “cause,” the Employment Agreement provided that the Company would continue to pay the executive his full salary and benefits for the Initial Severance Period. At the Company’s option, severance payments consisting of 100% of the monthly amount of the executive’s base salary in the case of Mr. Hess and 50% of the monthly amount of the executive’s base salary in the case of Mr. Westerlind, and full benefits may have been extended for an additional six-month period following the Initial Severance Period.

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

Other Compensation

From time to time, we make available to employees and executives certain other fringe benefits. We may provide club memberships, tickets to sporting or cultural events, tickets to community events, and other similar benefits. To the extent that such items are taxable to the individual, they are considered to be part of the individual’s compensation package.

Review of and Conclusion Regarding All Components of Executive Compensation

Based on our performance during the past several years, and in light of our executives’ efforts in directing the Company, the Compensation Committee and the Board have determined that the compensation paid to our named executive officers, serves the best interests of our shareholders and continues to emphasize programs that the Compensation Committee and the Board believe positively affect shareholder value.

Compensation of Directors

The following table discloses cash and equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s non-employee directors during the fiscal year ended December 31, 2022.

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	All Other Compensation ($)	Total
Kevin M. Palma	34,000	50,000	—	—	$84,000
Christopher Sorrells	30,000	50,000	—	—	$80,000
Lloyd Kirchner	30,000	50,000	—	—	$80,000
William A. Coskey	—	—	—	—	—
Margaret K. Lassarat(4)	—	—	—	—	—

(1)	Amount paid in cash to non-employee directors for director compensation earned for their 2022 Board service.
(2)

This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Part II, Item 8, Note 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the SEC on March 31, 2023.

(3)

Represents 38,168 shares of restricted stock at a fair market value per share price of $1.31 granted to each director on June 9, 2022, as described below under “Restricted Stock Grants.” As of December 31, 2022, Messrs. Palma, Sorrells, and Kirchner each had a total of 19,084 shares of restricted stock that were unvested.

(4)	Ms. Lassarat was elected to the Board on April 24, 2023.

The principal objectives of our director compensation programs are to: (i) compensate for time spent on the Company’s behalf, and (ii) align the compensation programs with long-term value to the Company’s shareholders. We attempt to accomplish these objectives in an economical manner through a combination of reasonable director retainer fees and equity incentive grants to the directors.

Retainer Fees

Historically, our non-employee directors have received a cash retainer as compensation for their service to the Company, and our Chairman of the Audit Committee also received an additional cash retainer as compensation for such service. Our non-employee directors are also eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings. Our non-employee directors, Messrs. Palma, Sorrells, and Kirchner each received an annual cash retainer of $30,000 as compensation for their service to the Company, and Mr. Palma received an additional $4,000 for his service as Audit Committee Chairman.

Restricted Stock Grants

Under the Long Term Incentive Plan, non-employee directors are eligible to receive equity grants. Our non-employee directors typically receive the equity grants in June concurrent with the annual shareholders’ meeting. On June 9, 2022, in recognition of the services provided by its Board for the 2022-2023 service term, our non-employee directors, Messrs. Palma, Sorrells, and Kirchner, each received 38,168 restricted shares of the Company’s common stock, valued at $50,000 based on the fair market value of the shares on the date of grant, or $1.31 per share. The shares vested and will vest, as applicable, in equal installments on September 30, 2022, December 31, 2022, March 31, 2023 and June 30, 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of April 28, 2023, by each director or director nominee, the named executive officers in the “Summary Compensation Table” and all directors and executive officers as a group. None of these shares are pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Mr. Coskey	8,840,697	(3)	22.23%
Mr. Sorrells	63,421	(4)	*
Mr. Kirchner	63,421	(5)	*
Mr. Palma	107,552	(6)	*
Mr. Hess	333,273	(7)	*
Mr. Spriggs	16,787	(8)	*
Mr. Westerlind	15,082	(9)	*
Ms. Lassarat	0	(10)	*

All directors and executive officers as a group (6 persons)	9,091,878	(11)	22.87%

*	Represents less than 1% of the shares of common stock outstanding.

(1)

Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)	Based on 39,760,305 shares issued and outstanding on April 28, 2023.
(3)

Includes 8,840,597 shares of common stock held in the name of Alliance 2000, Ltd., whose general partner is jointly owned by Mr. Coskey and his spouse. Mr. Coskey has shared power to vote and dispose of such shares.

(4)	Includes 9,542 unvested shares of restricted stock which were granted to Mr. Sorrells in June 2022.

(5)	Includes 9,542 unvested shares of restricted stock which were granted to Mr. Kirchner in June 2022.
(6)	Of the total, 35,000 shares of common stock are held in a Beneficiary IRA. Includes 9,542 unvested shares of restricted stock which were granted to Mr. Palma in June 2022.
(7)	Mr. Hess resigned from his officer positions effective February 10, 2023.
(8)

Includes 2,500 shares that were granted under the Amended and Restated 2009 Equity Incentive Plan (the “Plan”) on August 6, 2019 which will vest on August 6, 2022. Includes 3,393 shares that were granted under the 2021 Long Term Incentive Plan on March 9, 2021 which will vest 1,697 shares on March 9, 2024 and 1,696 shares on March 9, 2025.

(9)	Mr. Westerlind was terminated from his officer positions effective March 17, 2023.
(10)	Ms. Lassarat was elected to the Board on April 24, 2023.
(11)	Includes 10,237 shares of unvested restricted stock granted to our executive officers and 28,626 shares of unvested restricted stock granted to our directors.

Principal Shareholders

Except as set forth below, the following table sets forth information as of April 28, 2023, about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC as of the date of such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1),(2)

Alliance 2000, Ltd. 3 Dashwood Court The Hills, Texas 78738-1469	8,840,697	(3)	22.23%
Armistice Capital Master Fund Ltd. c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, NY 10022	7,942,000	(4)	18.2	%(5)

(1)

Beneficial ownership of common stock has been determined for this purpose in accordance with Rule 13d-3 under the Exchange Act, under which a person is deemed to be the beneficial owner of securities if such person has or shares voting power or investment power with respect to such securities, has the right to acquire beneficial ownership within 60 days, or acquires such securities with the purpose or effect of changing or influencing the control of the Company.

(2)	Based on 39,760,305 shares issued and outstanding on April 28, 2023.
(3)	Alliance 2000, Ltd. is a Texas limited partnership whose general partner is jointly owned by Mr. Coskey and his spouse.
(4)

Consists of 3,971,000 shares of common stock directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and 3,971,000 shares of common stock issuable upon the exercise of a common stock purchase warrant (the “warrant”), which is directly held by the Master Fund. These shares of common stock may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund, and Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The warrant is exercisable at any time on or after August 6, 2023 and on or prior to 5:00 p.m. (New York City time) on August 6, 2028. The warrant is also subject to a 4.99% beneficial ownership limitation (which may be increased to 9.99% at the election of the warrant holder) that prohibits the Master Fund from exercising any portion of it if, following the exercise, the Master Fund’s ownership of our common stock would exceed the ownership limitation.

(5)	As of April 28, 2023, assuming the full exercise of the warrant into 3,971,000 shares of common stock, there would be 43,731,305 shares issued and outstanding.

Equity Compensation Plan Information

The following table sets forth certain information concerning the 2021 Long Term Incentive Plan (the “Long Term Incentive Plan”) as of December 31, 2022.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders(1)	—	—	1,289,949

Equity compensation plan not approved by security holders	—	—	—

(1)	Does not include 92,942 shares of unvested restricted common stock outstanding at December 31, 2022.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

The Board has determined that no non-employee director has a relationship which, in the opinion of the Board, would interfere with the exercise of his or her independent judgment in carrying out the responsibilities of a director, and that all directors, except William A. Coskey, P.E., meet the criteria for independence under NASDAQ rules. The Board has also determined that the members of each of its committees, which include the Audit Committee, the Compensation Committee and the Nominating & Corporate Governance Committee, meet the criteria for membership applicable to each committee under the NASDAQ listing standards and applicable SEC rules and regulations.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Moss Adams LLP was appointed as the Company’s independent auditors on November 16, 2017 and has audited the Company’s 2022 and 2021 consolidated financial statements. During 2022 and 2021, Moss Adams LLP did not audit the Company’s internal control over financial reporting because the Company is a “smaller reporting company” as defined under the rules of the Exchange Act. The Audit Committee has determined that the audit-related services provided by Moss Adams LLP are compatible with maintaining its independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC. No non-audit services were provided by Moss Adams LLP in 2022 and 2021.

Principal Auditor Fees

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Moss Adams LLP for fiscal years 2022 and 2021.

	2022	2021

Audit Fees	276,000	178,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	276,000	178,000

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to ENGlobal or any of its subsidiaries, except that the Audit Committee Chairman has the right to approve up to $25,000 of services in any year. During 2022, all fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

See Part II, Item 8 – Financial Statements and Supplementary Data in the Original Form 10-K filed with the SEC on March 31, 2023.

(a)(2)	Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

**4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-K	10.4	3/11/2022	001-14217

+10.5	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.6	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.7	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.8	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.9	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.10	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.11	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.12	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.13	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.14	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.15	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.16	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.17	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4, 2005	10-K	10.14	3/15/2018	001-14217

10.18	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.19	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.20	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.21	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.22	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.23	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.24	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.25	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.26	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.27	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.28	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.29	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.30	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

10.31	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020	001-14217

10.32	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

+10.33	ENGlobal Corporation 2021 Long Term Incentive Plan	DEF 14A	Appendix A	7/15/2021	001-14217

10.34	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

10.35	Securities Purchase Agreement, dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/21	001-14217

+10.36	Executive Employment Agreement between ENGlobal U.S. Inc. and Roger Westerlind effective December 16, 2020	10-K	10.37	3/11/22	001-14217

10.37	Third Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated April 2019	10-K	10.38	3/11/22	001-14217

10.38	Fourth Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated December 20, 2021	10-K	10.39	3/11/22	001-14217

10.39	Eleventh Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 25, 2019	10-K	10.40	3/11/22	001-14217

10.40	Twelfth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated November 11, 2020	10-K	10.41	3/11/22	001-14217

10.41	Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated May 20, 2021	10-K	10.42	3/11/22	001-14217

+10.42	Form of Restricted Stock Unit Award Agreement of the 2021 Long Term Incentive Plan between Registrant and its Independent Non-employee Directors	10-K	10.43	3/11/22	001-14217

**10.43	Invoice Factoring Agreement between ENGlobal Corporation, ENGlobal U.S., Inc., and ENGlobal Government Services, Inc. and FundThrough USA, Inc.

**10.44	Modified Loan and Security Agreement by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender

**10.45	Thirteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 24, 2022

**10.46	Lease Agreement between V Energy Industrial Park I, LLC and ENGlobal U.S., Inc. dated September 1, 2022

14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017	14.1	3/27/2020	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017	14.2	3/27/2020	001-14217

**21.1	Subsidiaries of the Registrant

**23.1	Consent of Moss Adams LLP

**31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*101.ins	Inline XBRL instance document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document Interactive Data Files.
*101.sch	Inline XBRL taxonomy extension schema document
*101.cal	Inline XBRL taxonomy extension calculation linkbase document
*101.def	Inline XBRL taxonomy extension definition linkbase document
*101.lab	Inline XBRL taxonomy extension label linkbase document
*101.pre	Inline XBRL taxonomy extension presentation linkbase document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Previously filed with the Original Form 10-K with the SEC on March 31, 2023, which is being amended hereby.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: April 28, 2023	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Executive Chairman

