Form 10-Q
period 2023-04-01
ENGLOBAL CORP
filed 2023-05-16
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2023

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

Yes ☐      No ☒

As of May 16, 2023, the registrant had outstanding 39,760,305 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED APRIL 1, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Operating revenues	$13,193	$7,366
Operating costs	15,015	8,024
Gross loss	(1,822)	(658)

Selling, general and administrative expenses	4,416	2,843
Operating loss	(6,238)	(3,501)

Other income (expense):
Other income, net	3	10
Interest expense, net	(72)	(51)
Loss from operations before income taxes	(6,307)	(3,542)

Provision for federal and state income taxes	22	78

Net loss	(6,329)	(3,620)

Basic and diluted loss per common share:	$(0.17)	$(0.10)

Basic and diluted weighted average shares used in computing loss per share:	38,181	35,231

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	April 1, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$2,362	$3,464
Trade receivables, net of allowances of $3,227 and $2,129	7,435	7,644
Prepaid expenses and other current assets	706	1,580
Payroll taxes receivable	1,547	1,547
Contract assets	5,812	4,934
Total Current Assets	17,862	19,169
Property and equipment, net	2,023	1,757
Goodwill	720	720
Other assets
Right-of-use asset	7,640	8,072
Deposits and other assets	291	305
Total Other Assets	7,931	8,377
Total Assets	$28,536	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,312	$4,454
Accrued compensation and benefits	3,078	2,002
Current portion of leases	1,781	1,849
Contract liabilities	903	956
Other current liabilities	1,031	1,134
Current portion of debt	892	1,661
Total Current Liabilities	13,997	12,056

Long-term unearned revenue	425	425
Long-term leases	7,094	7,217
Total Liabilities	21,516	19,698
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 39,760,305 shares issued and outstanding at April 1, 2023 and 35,800,617 shares issued and outstanding at December 31, 2022	40	36
Additional paid-in capital	61,070	58,050
Accumulated deficit	(54,090)	(47,761)
Total Stockholders’ Equity	7,020	10,325
Total Liabilities and Stockholders’ Equity	$28,536	$30,023

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Cash Flows from Operating Activities:
Net loss	$(6,329)	$(3,620)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	153	201
Share-based compensation expense	50	56
Changes in current assets and liabilities:
Trade accounts receivable	209	1,004
Contract assets	(878)	1,016
Other current assets	888	1,415
Accounts payable	1,858	(427)
Accrued compensation and benefits	1,076	(483)
Contract liabilities	(53)	(423)
Income taxes payable	22	77
Other current liabilities, net	(125)	(211)
Net cash used in operating activities	$(3,129)	$(1,395)

Cash Flows from Investing Activities:
Property and equipment acquired	(108)	(23)
Net cash used in investing activities	$(108)	$(23)

Cash Flows from Financing Activities:
Common stock and warrants issued, net	2,974	—
At-the-market offering costs	—	(52)
Payments on finance leases	(70)	(134)
Proceeds (payments) from revolving credit facility, net	(769)	100
Net cash provided by (used in) financing activities	$2,135	$(86)
Net change in cash	(1,102)	(1,504)
Cash at beginning of period	3,464	19,202
Cash at end of period	$2,362	$17,698

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$66	$51
Fair value of warrants at issuance date	$2,782	$—
Right of use assets obtained in exchange for new operating lease liability	$—	$354
Right of use assets obtained in exchange for new financing lease liability	$289	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	April 1, 2023	March 26, 2022

Common Stock
Balance at beginning of period	$36	$35
Common stock issued	4	—
Balance at end of period	$40	$35
Additional Paid-in Capital
Balance at beginning of period	$58,050	$57,403
Proceeds from common stock issued, net	188	—
Fair value of warrants at issuance date	2,782	—
At-the-market offering costs	—	(52)
Share-based compensation – employees	50	56
Balance at end of period	$61,070	$57,407

Accumulated Deficit
Balance at beginning of period	$(47,761)	$(29,247)
Net loss	(6,329)	(3,620)
Balance at end of period	$(54,090)	$(32,867)

Total Stockholders’ Equity	$7,020	$24,575

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2022, included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC.

The condensed financial statements included herein are unaudited for the three month periods ended April 1, 2023 and March 26, 2022, and in the case of the condensed balance sheet as of December 31, 2022 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

The Company has assessed subsequent events through the date of filing of these condensed financial statements with the SEC and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

We had no items of other comprehensive income in any period presented; therefore, no other components of comprehensive income are presented.

For our fiscal year 2023, all four quarters will be comprised of 13 weeks each.

NOTE 2 – ACCOUNTING STANDARDS

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) as of January 1, 2023. We adopted the standard using a modified retrospective approach which did not have a material impact on our financial position, results of operations, or cash flows.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended
	April 1, 2023	March 26, 2022
Fixed-price revenue	$10,437	$5,208
Time-and-material revenue	2,756	2,158
Total Revenue	13,193	7,366

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	April 1, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$50,640	$59,298
Estimated earnings on uncompleted contracts	940	4,464
Earned revenues	51,580	63,762
Less: billings to date	46,671	59,784
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$4,909	$3,978

Contract assets	$5,812	$4,934
Contract liabilities	(903)	(956)
Net contract assets	$4,909	$3,978

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	April 1, 2023	December 31, 2022
Revolving Credit Facility (1)	$892	$1,661
Amount due within one year	892	1,661
Total long-term debt	$—	$—

(1)

On May 21, 2020 (the “Closing Date”), the Company and its wholly owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), pursuant to which the Lender agreed to extend credit to the Borrowers in the form of revolving loans (each a “Loan” and collectively, the “Loans”) in the aggregate amount of up to $6.0 million, which amount was subsequently reduced to $1.0 million on March 27, 2023 (the “Maximum Credit Limit”).

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

Collateral: Lender receives a first priority lien on all assets of the Borrowers, including accounts receivable, contract assets, inventory, equipment, deposit accounts, general intangibles and investment property, except for the Borrowers’ present and after-acquired Accounts Receivable defined in the Priority Agreement (as defined below).

Maturity: The maturity date is May 20, 2023.

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

The future scheduled maturities of our debt are (in thousands):

Revolving Credit Facility

2023	892
2024 and thereafter	—
$892

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended April 1, 2023:
Revenue	$11,835	1,358	—	13,193
Gross loss	(1,602)	(220)	—	(1,822)
Gross loss margin	(13.5)%	(16.2)%		(13.8)%
SG&A	2,746	136	1,534	4,416
Operating loss	(4,348)	(356)	(1,534)	(6,238)
Other income, net				3
Interest expense, net				(72)
Tax expense				(22)
Net loss				(6,329)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 26, 2022:
Revenue	$5,403	1,963	—	7,366
Gross profit (loss)	(924)	266	—	(658)
Gross profit (loss) margin	(17.1)%	13.6%		(8.9)%
SG&A	1,491	218	1,134	2,843
Operating profit (loss)	(2,415)	48	(1,134)	(3,501)
Revaluation of derivative financial instrument				—
Other income, net				10
Interest expense, net				(51)
Tax expense				(78)
Net loss				(3,620)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of April 1, 2023	As of December 31, 2022
	(dollars in thousands)
Commercial	$18,626	$19,526
Government Services	2,855	2,032
Corporate	7,055	8,465
Consolidated	$28,536	$30,023

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

The Company recorded income tax expense of $22 thousand for the three months ended April 1, 2023 as compared to income tax expense of $78 thousand for the three months ended March 26, 2022. The effective income tax rate for the three months ended April 1, 2023 was 0.4% as compared to (2.2)% for the three months ended March 26, 2022. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended
	Financial Statement Classification	April 1, 2023	March 26, 2022
Finance leases:
Amortization expense	SG&A Expense	$54	$53
Interest expense	Interest expense, net	13	11
Total finance lease expense		67	64

Operating leases:
Operating costs	Operating costs	435	45
Selling, general and administrative expenses	SG&A Expense	590	411
Total operating lease expense		1,025	456
Total lease expense		$1,092	$520

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	April 1, 2023	December 31, 2022
ROU Assets:
Operating leases	Right of use asset	$7,640	$8,072
Finance leases	Property and equipment, net	997	761
Total ROU Assets:		$8,637	$8,833

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,508	$1,638
Finance leases	Current portion of leases	273	211
Noncurrent Liabilities:
Operating leases	Long-term leases	6,378	6,669
Finance leases	Long-term leases	716	548
Total lease liabilities		$8,875	$9,066

The weighted average remaining lease term and weighted average discount rate were as follows:

At April 1, 2023
Weighted average remaining lease term (years)
Operating leases	7.2
Finance leases	3.8
Weighted average discount rate
Operating leases	10.9%
Finance leases	10.6%

Maturities of operating lease liabilities as of April 1, 2023 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total

2023 (remaining months)	1,373	241	1,614
2024	1,323	301	1,624
2025	1,140	264	1,404
2026	918	234	1,152
2027 and thereafter	4,104	67	4,171
Total lease payments	8,858	1,107	9,965
Less: imputed interest	(972)	(118)	(1,090)
Total lease liabilities	7,886	$989	$8,875

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

We have accounted for the $1.7 million and $1.4 million employee retention credits in the first and third quarters of 2021, respectively, as other income on the statement of operations and as a receivable on the balance sheet. We have received funds for a portion of each quarter we requested the employee retention credits for. As of April 1, 2023, the remaining unpaid employee retention credits of $1.5 million is accounted for as a receivable on the balance sheet.

NOTE 11 – STOCKHOLDERS’ EQUITY

On January 29, 2021, the Company entered into an Prior ATM Agreement (the “Prior ATM Agreement”) with B. Riley Securities, Inc. (“B. Riley”) pursuant to which the Company could offer and sell shares of the Company’s common stock having an aggregate offering price of up to $25 million to or through B. Riley, as sales agent, from time to time, in an “at the market offering”. Under the Prior ATM Agreement, the Company paid B. Riley an aggregate commission of 3% of the gross sales price per share of common stock sold under the agreement. The Company was not obligated to make any sales under the Prior ATM Agreement. In April 2021, 400,538 shares of the Company’s common stock were issued and sold pursuant to the Prior ATM Agreement for net proceeds of approximately $1.4 million. On January 7, 2022, the Prior ATM Agreement was terminated pursuant to its terms.

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

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 3,971,000 shares (the “Shares”) of the Company’s common stock at an offering price of $0.85 per Share in a registered direct offering pursuant to a registration statement on Form S-3 filed with the SEC on January 29, 2021 (the “Registration Statement”). Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 3,971,000 shares of the Company’s common stock (the “Warrants”). The net proceeds to the Company from the offerings were approximately $3.0 million after deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. The sale of the Shares pursuant to the RDO Purchase Agreement has reduced the amount of securities that we may sell in a primary offering pursuant to the Registration Statement, including pursuant to the ATM Agreement. We recorded the fair value of the warrants issued within additional paid-in capital. The warrants may be exercised by physical settlement or net share settlement, determined by the holder.

NOTE 12 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement, and borrowings under the Revolving Credit Facility which matures on May 20, 2023.

As of April 1, 2023, the credit limit and outstanding borrowings under the Revolving Credit Facility were $0.9 million, which yields enough interest to cover our minimum monthly interest charge. As of April 1, 2023, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

On March 27, 2023, the Company entered into an invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement"). The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer. As of April 1, 2023, we have not factored any receivables through the Priority Agreement.

On January 11, 2022, the Company entered into the ATM Agreement with Lake Street pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement, including the accompanying prospectus and related prospectus supplements related to the “at the market offering,” is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 17, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $15.0 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on March 17, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of the filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

On February 1, 2023, we entered into the RDO Purchase Agreement providing for the sale and issuance by the Company to a single institutional investor of the Shares of the Company’s common stock, at an offering price of $0.85 per Share in a registered direct offering pursuant to the Registration Statement. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, the Warrants to purchase up to 3,971,000 shares of the Company’s common stock. The net proceeds to the Company from the offerings were approximately $3.0 million after deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. The sale of the Shares pursuant to the RDO Purchase Agreement has reduced the amount of securities that we may sell in a primary offering pursuant to the Registration Statement, including pursuant to the ATM Agreement.

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

NOTE 13 – FAIR VALUE MEASUREMENTS

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy that prioritizes the inputs used in measuring fair value as follows:

•	Level 1 - Observable inputs that reflect quoted prices for identical assets or liabilities in active markets.
•	Level 2 - Observable inputs other than quoted prices in active markets that are either directly or indirectly observable.
•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The Company measures the fair value of its warrants to purchase up to 3,971,000 shares of the Company’s common stock issued in connection with the RDO Purchase Agreement using a Black-Scholes model, which requires the use of several inputs, including the underlying stock price, exercise price, risk free rate, expected volatility, and time to expiration. The inputs used in the Black-Scholes model are classified as Level 2 inputs in the fair value hierarchy.

The following table provides a summary of the assumptions used in the Black-Scholes model to estimate the fair value of the warrants at issuance date of February 6, 2023:

Assumptions used:	Total

Stock price	$0.87
Exercise price	$0.95
Risk free rate	3.65%
Annualized volatility	107.89%
Time to expiration	5.50

The Company considers these assumptions to be reasonable, based on the historical performance of the underlying stock and other market factors. However, actual results may differ from these estimates. We recorded the $2.8 million fair value of the warrants in additional paid-in capital on the issuance date. As the warrants are classified in equity, remeasurement is not required unless reclassification from equity is required. The warrant contract is reassessed at each balance sheet date for the appropriate classification.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the specific risk factors identified under Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

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

Critical Accounting Policies Update

Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2022 Annual Report on Form 10-K.

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

Comparison of the three months ended April 1, 2023 versus the three months ended March 26, 2022

The following table, for the three months ended April 1, 2023 versus the three months ended March 26, 2022, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended April 1, 2023:
Revenue	$11,835	$1,358	$—	$13,193	100.0%
Gross loss	(1,602)	(220)	—	(1,822)	(13.8)%
SG&A	2,746	136	1,534	4,416	33.5%
Operating loss	(4,348)	(356)	(1,534)	(6,238)	(47.3)%
Other income, net				3
Interest expense, net				(72)
Tax expense				(22)
Net loss				$(6,329)	(48.0)%
Basic and diluted loss per share				$(0.17)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 26, 2022:
Revenue	$5,403	$1,963	$—	$7,366	100.0%
Gross profit (loss)	(924)	266	—	(658)	(8.9)%
SG&A	1,491	218	1,134	2,843	38.6%
Operating income (loss)	(2,415)	48	(1,134)	(3,501)	(47.5)%
Other income, net				10
Interest expense, net				(51)
Tax expense				(78)
Net loss				$(3,620)	(49.1)%
Basic and diluted loss per share				$(0.10)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$6,432	$(605)	$—	$5,827	79.1%
Gross loss	(678)	(486)	—	(1,164)	176.9%
SG&A	1,255	(82)	400	1,573	55.3%
Operating loss	(1,933)	(404)	(400)	(2,737)	78.2%
Other income, net				(7)
Interest expense, net				(21)
Tax expense				56
Net loss				$(2,709)	74.8%
Basic and diluted loss per share				$(0.07)

Revenue – Revenue increased $5.8 million to $13.2 million from $7.4 million, or an increase of 79.1%, for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022. Our 2023 revenue for the Commercial segment increased primarily due to project awards with new customers as we continue our business development efforts to increase our backlog, partially offset by projects that ended without subsequent renewals. Our 2023 revenue for the Government Services segment decreased primarily due the ending of a contract partially offset by new projects awards.

Gross Loss – Gross loss margin increased 4.9% to 13.8% from 8.9% for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022. The increase in gross loss margin is primarily attributable to the inefficient use of personnel to complete projects.

Selling, General and Administrative Expense – SG&A expenses increased $1.6 million for the three months ended April 1, 2023 as compared to the three months ended March 26, 2022 due to a $1.1 million bad debt reserve, $0.2 million increase in facility expense as we moved our fabrication shop to a new location, a $0.2 million increase in software expense, and $0.1 million increase in accounting fees.

Interest Expense, net – Interest expense is incurred primarily in connection with our Revolving Credit Facility (defined below) and our finance leases. Our interest expense increased $21 thousand for the three months ended April 1, 2023 from $51 thousand for the three months ended March 26, 2022.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $22 thousand for the three months ended April 1, 2023 compared to income tax expense of $78 thousand for the three months ended March 26, 2022.

Net Income (Loss) – Net loss for the three months ended April 1, 2023 was $6.3 million, or a $2.7 million increase from a net loss of $3.6 million for the three months ended March 26, 2022, primarily as a result of inefficient execution of projects which resulted in an increased gross loss margin, and increased selling, general, and administrative expense.

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Revolving Credit Facility which matures on May 20, 2023. We had cash of approximately $2.4 million at April 1, 2023 and $3.5 million at December 31, 2022. Our working capital as of April 1, 2023 was $3.9 million versus $7.1 million as of December 31, 2022.

As of April 1, 2023, the credit limit and outstanding borrowings under the Revolving Credit Facility were $0.9 million, which yields enough interest to cover our minimum monthly interest charge. As of April 1, 2023, we were in compliance with all of the covenants under the Revolving Credit Facility. For additional information on the Revolving Credit Facility, see Part I, Item 1, Note 5 – Debt.

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Company’s registration statement on Form S-3 (the “Registration Statement”) filed with the SEC on January 29, 2021, including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of March 17, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $15.0 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on March 17, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of the filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 3,971,000 shares (the “Shares”) of the Company’s common stock, at an offering price of $0.85 per Share in a registered direct offering pursuant to the Registration Statement. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 3,971,000 shares of the Company’s common stock (the “Warrants”). The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes. The sale of the Shares pursuant to the RDO Purchase Agreement has reduced the amount of securities that we may sell in a primary offering pursuant to the Registration Statement. Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern, as discussed in Part II, Item 8, Note 1. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

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

Cash Flows from Operating Activities

Operating activities used $3.1 million of cash for the three months ended April 1, 2023 and used $1.4 million of cash for the three months ended March 26, 2022. The primary drivers of our cash used in operations for the three months ended April 1, 2023 were our operating loss of $6.3 million primarily as a result of an increase in gross loss, an increase in contract assets net of contract liabilities of $0.9 million, and a decrease of other current liabilities of $0.1 million, partially offset by cash provided from an increase in trade payables of $1.9 million, an increase in accrued compensation and benefits of $1.1 million, a decrease in other current assets of $0.9 million, a decrease of trade receivables of $0.2 million, and $0.1 million from other components of working capital.

Operating activities used $1.4 million of cash for the three months ended March 26, 2022. The primary drivers of our cash used in operations for the three months ended March 26, 2022 were our operating loss of $3.6 million mainly as a result of a decrease in revenue and gross profit, along with increased business development costs within our Commercial segment, a decrease in accrued compensation and benefits of $0.4 million, a decrease of trade payables of $0.4 million, and a decrease of other current liabilities of $0.2 million, partially offset by cash provided from a decrease in trade receivables of $1.0 million, a decrease in contract assets net of contract liabilities of $0.6 million, a decrease in other current assets of $1.4 million, and $0.3 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million for the three months ended April 1, 2023 and $23 thousand for the three months ended March 26, 2022 for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided $2.4 million of cash for the three months ended April 1, 2023 primarily due to proceeds provided by the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, partially offset by cash used for payments for our finance leases and payments under the Revolving Credit Facility due to the reduced credit limit effective in the first quarter of 2023. Financing activities used cash of $0.1 million for the three months ended March 26, 2022 primarily due to proceeds received from the Revolving Credit Facility partially offset by the payments for our finance leases, and at-the-market offering costs.

Contractual Obligations

The Company is obligated to make future cash payments under the Revolving Credit Facility, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of April 1, 2023 (in thousands):

	Payment Due by Fiscal Period
	2023	2024	2025	2026	2027 and thereafter
Operating and finance leases	$1,614	$1,625	$1,407	$1,155	$4,177
Revolving Credit Facility	892	—	—	—	—
Other liabilities(1)	323	—	—	—	—
Total	$2,829	$1,625	$1,407	$1,155	$4,177

(1)	Other liabilities includes short-term notes payable.

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

The Company’s management, including its Executive Chairman and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of April 1, 2023, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Executive Chairman and Chief Financial Officer have concluded that, as of April 1, 2023, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Executive Chairman and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended April 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. These risks are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial conditions or operating results.

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

We do not have material borrowing capacity under our revolving credit facility, which matures on May 20, 2023, which may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of April 1, 2023, the credit limit under the Revolving Credit Facility, which matures on May 20, 2023, was $0.9 million and outstanding borrowings were $0.9 million. The limited availability under the Revolving Credit Facility may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

The COVID–19 pandemic has adversely affected and could continue to adversely affect our business, financial condition and results of operations. Our business is dependent upon the willingness and ability of our customers to conduct transactions with us. The COVID–19 pandemic has caused severe disruptions in the worldwide economy, including the global demand for oil and natural gas. The prolonged nature of the COVID–19 pandemic has resulted, and may continue to result, in a significant decrease in business and/or has caused, and may in the future cause, our customers to be unable to meet existing payment or other obligations to us, particularly in the event of a resurgence of COVID–19 in our market areas. The COVID–19 pandemic may also negatively impact the availability of our key personnel necessary to conduct our business as well as the business and operations of third-party service providers who perform critical services for our business. Because the severity, magnitude and duration of the COVID-19 pandemic and its economic consequences are uncertain, rapidly changing and difficult to predict, the impact on our business, financial condition and results of operations remains uncertain and difficult to predict. If COVID–19 resurgences or if the response to contain the COVID-19 pandemic is unsuccessful, we could experience a material adverse effect on our business, financial condition, and results of operations.

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of April 1, 2023, we had projects that had $0.3 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of April 1, 2023, our backlog was approximately $17.5 million which was a decrease of $2.9 million from $20.4 million as of December 31, 2022. We expect a majority of this backlog to be completed in 2023. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

Our cash balance at financial institutions may exceed Federal Deposit Insurance Corporation (“FDIC”) insured amounts. Our cash balances, including funds on deposit with financial institutions, are subject to certain limitations imposed by the FDIC. The FDIC provides deposit insurance coverage up to the maximum limit for each depositor, per insured bank. The standard deposit insurance amount is $250,000 per depositor, per FDIC-insured bank, for each ownership category. Due to the FDIC deposit insurance limits, we may be exposed to the risk of loss on any excess cash balances that exceed the deposit insurance amount. This risk arises from the possibility of financial institutions with whom we have deposits becoming insolvent or unable to honor withdrawal requests, resulting in potential losses on uninsured portions of our cash holdings.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the first quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
January 1, 2023 to January 28, 2023	—	—	—	$—
January 29, 2023 to March 4, 2023	—	—	—	$—
March 5, 2023 to April 1, 2023	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of April 1, 2023, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

4.1	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

10.1	Securities Purchase Agreement dated February 1, 2023, between ENGlobal Corporation and the purchaser identified on the signature page thereto	8-K	10.1	2/3/2023	001-14217

10.2	Invoice Factoring Agreement between ENGlobal Corporation, ENGlobal U.S., Inc., and ENGlobal Government Services, Inc. and FundThrough USA, Inc.	10-K	10.43	3/31/2023	001-14217

10.3	Modified Loan and Security Agreement by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	10-K	10.44	3/31/2023	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: May 16, 2023
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

