Form 10-Q
period 2023-07-01
ENGLOBAL CORP
filed 2023-08-10
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2023

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

Yes ☐      No ☒

As of August 10, 2023, the registrant had outstanding 40,899,947 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JULY 1, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Operating revenues	$9,738	$11,355	$22,931	$18,721
Operating costs	10,120	10,023	25,135	18,047
Gross profit (loss)	(382)	1,332	(2,204)	674

Selling, general and administrative expenses	3,922	2,890	8,338	5,733
Operating loss	(4,304)	(1,558)	(10,542)	(5,059)

Other income (expense):
Other income, net	46	21	49	31
Interest expense, net	(59)	(52)	(131)	(103)
Loss from continuing operations before income taxes	(4,317)	(1,589)	(10,624)	(5,131)

Provision (benefit) for federal and state income taxes	22	(56)	44	22

Net loss	(4,339)	(1,533)	(10,668)	(5,153)

Basic and diluted loss per common share:	$(0.11)	$(0.04)	$(0.27)	$(0.15)

Basic and diluted weighted average shares used in computing loss per share:	39,759	35,444	38,975	35,337

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	July 1, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$764	$3,464
Trade receivables, net of allowances of $4,336 and $2,129	8,787	7,644
Prepaid expenses and other current assets	576	1,580
Payroll taxes receivable	484	1,547
Contract assets	3,748	4,934
Total Current Assets	14,359	19,169
Property and equipment, net	1,652	1,757
Goodwill	720	720
Other assets
Right-of-use asset	7,205	8,072
Deposits and other assets	280	305
Total Other Assets	7,485	8,377
Total Assets	$24,216	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$6,727	$4,454
Accrued compensation and benefits	2,343	2,002
Current portion of leases	1,596	1,849
Contract liabilities	1,052	956
Other current liabilities	698	1,134
Credit Agreement	1,004	—
Priority Agreement	864	—
Revolving Credit Facility	—	1,661
Total Current Liabilities	14,284	12,056

Long-term unearned revenue	400	425
Long-term leases	6,820	7,217
Total Liabilities	21,504	19,698
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 39,757,092 shares issued and outstanding at July 1, 2023 and 35,800,617 shares issued and outstanding at December 31, 2022	40	36
Additional paid-in capital	61,101	58,050
Accumulated deficit	(58,429)	(47,761)
Total Stockholders’ Equity	2,712	10,325
Total Liabilities and Stockholders’ Equity	$24,216	$30,023

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	July 1, 2023	June 25, 2022
Cash Flows from Operating Activities:
Net loss	$(10,668)	$(5,153)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	330	368
Share-based compensation expense	89	111
Loss on disposal of fixed assets	287	—
Changes in current assets and liabilities:
Trade accounts receivable	(1,143)	382
Contract assets	1,186	(1,468)
Other current assets	2,092	1,608
Accounts payable	2,273	297
Accrued compensation and benefits	341	69
Contract liabilities	96	278
Income taxes payable	34	(27)
Other current liabilities, net	(495)	(433)
Net cash used in operating activities	$(5,578)	$(3,968)

Cash Flows from Investing Activities:
Asset acquisition, net of cash acquired	—	(937)
Property and equipment acquired	(154)	(92)
Net cash used in investing activities	$(154)	$(1,029)

Cash Flows from Financing Activities:
Common stock and warrants issued, net	2,962	—
At-the-market offering costs	—	(67)
Payments on finance leases	(136)	(182)
Proceeds from Priority Agreement	864	—
Proceeds from Credit Agreement	1,004	—
Payments on revolving credit facility, net	(1,662)	183
Net cash provided by (used in) financing activities	$3,032	$(66)
Net change in cash	(2,700)	(5,063)
Cash at beginning of period	3,464	19,202
Cash at end of period	$764	$14,139

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$131	$98
Fair value of warrants at issuance date	$2,782	$—
Right of use assets obtained in exchange for new operating lease liability	$—	$354
Right of use assets obtained in exchange for new financing lease liability	$289	$—
Cash paid during the period for income taxes (net of refunds)	$—	$48
Asset acquisition, common stock issued	$—	$525
Asset acquisition, contingent consideration	$—	$1,355

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	July 1, 2023	June 25, 2022
Common Stock
Balance at beginning of period	$40	$35
Common stock issued	—	1
Balance at the end of the period	40	36
Additional Paid-in Capital
Balance at beginning of period	61,070	57,407
Proceeds from common stock issued, net	(8)	525
At-the-market offering costs	—	(15)
Share-based compensation - employees	39	55
Balance at end of period	61,101	57,972

Accumulated Deficit
Balance at beginning of period	(54,090)	(32,867)
Net loss	(4,339)	(1,533)
Balance at end of period	(58,429)	(34,400)

Total Stockholders’ Equity	$2,712	$23,608

	For the Six Months Ended
	July 1, 2023	June 25, 2022
Common Stock
Balance at beginning of period	$36	$35
Common stock issued	4	1
Balance at the end of the period	40	36
Additional Paid-in Capital
Balance at beginning of period	58,050	57,403
Proceeds from common stock issued, net	180	525
Fair value of warrants at issuance date	2,782	—
At-the-market offering costs	—	(67)
Share-based compensation - employees	89	111
Balance at end of period	61,101	57,972

Accumulated Deficit
Balance at beginning of period	(47,761)	(29,247)
Net loss	(10,668)	(5,153)
Balance at end of period	(58,429)	(34,400)

Total Stockholders’ Equity	$2,712	$23,608

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

The condensed financial statements included herein are unaudited for the three- and six-month periods ended July 1, 2023 and June 25, 2022, and in the case of the condensed balance sheet as of December 31, 2022 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Fixed-price revenue	$6,080	$8,891	$16,517	$14,099
Time-and-material revenue	3,658	2,464	6,414	4,622
Total Revenue	9,738	11,355	22,931	18,721

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	July 1, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$53,994	$59,298
Estimated earnings on uncompleted contracts	2,519	4,464
Earned revenues	56,513	63,762
Less: billings to date	53,817	59,784
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$2,696	$3,978

Contract assets	$3,748	$4,934
Contract liabilities	(1,052)	(956)
Net contract assets	$2,696	$3,978

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	July 1, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$1,661
Credit Agreement (2)	1,004	—
Priority Agreement (3)	864	—
Amount due within one year	1,868	1,661
Total long-term debt	$—	$—

(1)

On May 21, 2020 (the “Closing Date”), the Company and its wholly owned subsidiaries, ENGlobal U.S., Inc. and ENGlobal Government Services, Inc. (collectively, the “Borrowers”) entered into a Loan and Security Agreement (the “Revolving Credit Facility”) with Pacific Western Bank dba Pacific Western Business Finance, a California state-chartered bank (the “Lender”), pursuant to which the Lender agreed to extend credit to the Borrowers in the form of revolving loans (each a “Loan” and collectively, the “Loans”) in the aggregate amount of up to $6.0 million, which amount was subsequently reduced to $1.0 million on March 27, 2023, to $750,000 on May 22, 2023, and then to $500,000 on June 16, 2023 (the “Maximum Credit Limit”).

On June 15, 2023, the Company repaid in full all indebtedness outstanding under the Revolving Credit Facility. The Revolving Credit Facility was closed on June 15, 2023.

(2)

On June 15, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), pursuant to which Alliance has agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to the Company (collectively, the “Term Loans”). In connection with entering into the Credit Agreement, (i) the Company and its subsidiaries, ENGlobal U.S., Inc., a Texas corporation, ENGlobal Government Services, Inc., a Texas corporation, and ENGlobal Technologies, LLC, a Texas limited liability company (collectively, the “Guarantors”), entered into a security agreement granting a security interest in favor of Alliance on substantially all of the Company’s and Guarantors’ assets to secure all of the indebtedness and other obligations owed to Alliance under the Credit Agreement and (ii) the Guarantors entered into a continuing guaranty pursuant to which the Guarantors guaranteed the payment of all indebtedness owed to Alliance.

The Credit Agreement provides for an initial term loan of $1,000,000 and, under certain conditions, an additional term loan of $250,000. During the one-year term of the loan, the Company will make interest-only payments on a quarterly basis. The loan carries an annual interest rate of 8.5% and has an origination fee of 0.5%, payable upon maturity.

The Credit Agreement matures on June 15, 2024.

(3)

On March 27, 2023, the Company entered into an invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement”). The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer. As of July 1, 2023, the company had factored $0.9 million of receivables through the Priority Agreement.

The future scheduled maturities of our debt are (in thousands):

	Priority Agreement		Credit Agreement
	$		$
2023		864	—
2024		—	1,004
2025 and thereafter		—	—
		$864	$1,004

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

Our Oil, Gas, and Petrochemicals group focuses on providing engineering, procurement, construction management, and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. In addition, this group designs, programs and maintains supervisory control and data acquisition (“SCADA”) systems for our transportation clients. This group also provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended July 1, 2023:
Revenue	$7,427	2,311	—	9,738
Gross profit (loss)	(1,200)	818	—	(382)
Gross profit (loss) margin	(16.2)%	35.4%		(3.9)%
SG&A	2,499	141	1,282	3,922
Operating profit (loss)	(3,699)	677	(1,282)	(4,304)
Other income, net				46
Interest expense, net				(59)
Tax expense				(22)
Net loss				(4,339)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 25, 2022:
Revenue	$9,203	2,152	—	11,355
Gross profit	701	631	—	1,332
Gross profit margin	7.6%	29.3%		11.7%
SG&A	1,605	172	1,113	2,890
Operating profit (loss)	(904)	459	(1,113)	(1,558)
Other income, net				21
Interest expense, net				(52)
Tax benefit				56
Net loss				(1,533)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended July 1, 2023:
Revenue	$19,262	3,669	—	22,931
Gross profit (loss)	(2,802)	598	—	(2,204)
Gross profit (loss) margin	(14.5)%	16.3%		(9.6)%
SG&A	5,245	277	2,816	8,338
Operating profit (loss)	(8,047)	321	(2,816)	(10,542)
Other income, net				49
Interest expense, net				(131)
Tax expense				(44)
Net loss				(10,668)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 25, 2022:
Revenue	$14,606	4,115	—	18,721
Gross profit (loss)	(223)	897	—	674
Gross profit (loss) margin	(1.5)%	21.8%		3.6%
SG&A	3,096	390	2,247	5,733
Operating profit (loss)	(3,319)	507	(2,247)	(5,059)
Other income, net				31
Interest expense, net				(103)
Tax expense				(22)
Net loss				(5,153)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of July 1, 2023	As of December 31, 2022
	(dollars in thousands)
Commercial	$15,280	$19,526
Government Services	5,016	2,032
Corporate	3,920	8,465
Consolidated	$24,216	$30,023

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

The Company recorded income tax expense of $22 thousand for the three months ended July 1, 2023 as compared to income tax benefit of $56 thousand for the three months ended June 25, 2022. The effective income tax rate for the three months ended July 1, 2023 was (0.5)% as compared to 3.5% for the three months ended June 25, 2022. The Company recorded income tax expense of $44 thousand for the six months ended July 1, 2023 as compared to $22 thousand for the six months ended June 25, 2022. The effective income tax rate for the six months ended July 1, 2023 and June 25, 2022 was (0.4)%. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Six Months Ended
	Financial Statement Classification	July 1, 2023	June 25, 2022	July 1, 2023	June 25, 2022
Finance leases:
Amortization expense	SG&A Expense	$61	$53	$115	$106
Interest expense	Interest expense, net	13	11	26	22
Total finance lease expense		74	64	141	128

Operating leases:
Operating costs	Operating costs	252	58	687	103
Selling, general and administrative expenses	SG&A Expense	619	465	1,209	876
Total operating lease expense		871	523	1,896	979
Total lease expense		$945	$587	$2,037	$1,107

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	July 1, 2023	December 31, 2022
ROU Assets:
Operating leases	Right of use asset	$7,205	$8,072
Finance leases	Property and equipment, net	930	761
Total ROU Assets:		$8,135	$8,833

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,320	$1,638
Finance leases	Current portion of leases	276	211
Noncurrent Liabilities:
Operating leases	Long-term leases	6,161	6,669
Finance leases	Long-term leases	659	548
Total lease liabilities		$8,416	$9,066

The weighted average remaining lease term and weighted average discount rate were as follows:

At July 1, 2023
Weighted average remaining lease term (years)
Operating leases	7.1
Finance leases	3.6
Weighted average discount rate
Operating leases	10.9%
Finance leases	10.1%

Maturities of operating lease liabilities as of July 1, 2023 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total
2023 (remaining months)	908	161	1,069
2024	1,323	301	1,624
2025	1,140	264	1,404
2026	918	234	1,152
2027 and thereafter	4,112	80	4,192
Total lease payments	8,401	1,040	9,441
Less: imputed interest	(920)	(105)	(1,025)
Total lease liabilities	7,481	$935	$8,416

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

We have accounted for the $1.7 million and $1.4 million employee retention credits in the first and third quarters of 2021, respectively, as other income on the statement of operations and as a receivable on the balance sheet. As of July 1, 2023, we have received a full refund for the third quarter and a partial refund for the first quarter employee retention credits. The remaining unpaid employee retention credit of $0.5 million is accounted for as a receivable on the balance sheet.

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

NOTE 12 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement, and borrowings under the Credit Agreement which matures on June 15, 2024.

As of July 1, 2023, the outstanding borrowings under the Credit Agreement were $1.0 million. As of July 1, 2023, we were in compliance with all of the covenants under the Credit Agreement. For additional information on the Credit Agreement, see Part I, Item 1, Note 5 – Debt.

On March 27, 2023, the Company entered into an invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement”). The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer. As of July 1, 2023, we had factored $0.9 million of receivables through the Priority Agreement.

On January 11, 2022, the Company entered into the ATM Agreement with Lake Street pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement, including the accompanying prospectus and related prospectus supplements related to the “at the market offering,” is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of June 12, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $14.4 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on June 12, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of the filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations.

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

NOTE 14 – RELATED PARTY TRANSACTIONS

On June 15, 2023, the Company entered into the Credit Agreement with Alliance, the family limited partnership of the Company’s Chairman and Chief Executive Officer, William A. Coskey, P.E. The Credit Agreement provides for an initial term loan of $1,000,000 and, under certain conditions, an additional term loan of $250,000. During the one-year term of the loan, the Company will make interest-only payments on a quarterly basis. The loan carries an annual interest rate of 8.5% and has an origination fee of 0.5%, payable upon maturity.

In connection with entering into the Credit Agreement, the Company and its subsidiaries, entered into a Security Agreement granting a security interest in favor of Alliance on substantially all of the Company’s and Guarantors’ assets to secure all of the indebtedness and other obligations owed to Alliance under the Credit Agreement and the Guarantors entered into a Continuing Guaranty pursuant to which the Guarantors guaranteed the payment of all indebtedness owed to Alliance.

Alliance is the beneficial owner of more than 22% of the Company’s issued and outstanding common stock and is controlled by William A. Coskey, P.E., the Company’s Chairman and Chief Executive Officer. In accordance with the charter of the Company’s Audit Committee and the Company’s policy on related party transactions, the loan documents and the resulting transactions were reviewed and approved by the Company’s Audit Committee and determined in good faith to be on terms no less favorable to the Company than could be obtained from unrelated third parties and fair to the Company from a financial point of view, and were approved by all of the disinterested members of the Company’s Board of Directors.

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

Overview

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise and fabrication capabilities. We believe our vertically-integrated strategy allows us to differentiate our company from most of our competitors as a full-service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project costs and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems.

We focus on four strategic markets where we have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to their clients. These four targeted markets include: (i) Renewables, (ii) Automation, (iii) Oil, Gas, and Petrochemicals, and (iv) Government Services.

We have made significant reductions in our overhead structure as part of the internal business reorganization that we started in the first quarter of 2023. These cost reductions were primarily in headcount across all segments to better align the number of administrative staff needed to support our current volume of work and re-organize our corporate structure. We continue to evaluate our SG&A headcount and will reduce it as necessary to better align our costs with the volume of the business. We have also started efforts to reduce our rent and insurance costs to bring our total SG&A costs in line with that of a company our size.

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

Comparison of the three months ended July 1, 2023 versus the three months ended June 25, 2022

The following table, for the three months ended July 1, 2023 versus the three months ended June 25, 2022, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended July 1, 2023:
Revenue	$7,427	$2,311	$—	$9,738	100.0%
Gross profit (loss)	(1,200)	818	—	(382)	(3.9)%
SG&A	2,499	141	1,282	3,922	40.3%
Operating income (loss)	(3,699)	677	(1,282)	(4,304)	(44.2)%
Other income, net				46
Interest expense, net				(59)
Tax expense				(22)
Net loss				$(4,339)	(44.6)%
Basic and diluted loss per share				$(0.11)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 25, 2022:
Revenue	$9,203	$2,152	$—	$11,355	100.0%
Gross profit	701	631	—	1,332	11.7%
SG&A	1,605	172	1,113	2,890	25.5%
Operating income (loss)	(904)	459	(1,113)	(1,558)	(13.7)%
Other income, net				21
Interest expense, net				(52)
Tax benefit				56
Net loss				$(1,533)	(13.5)%
Basic and diluted loss per share				$(0.04)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(1,776)	$159	$—	$(1,617)	(14.2)%
Gross profit (loss)	(1,901)	187	—	(1,714)	(128.7)%
SG&A	894	(31)	169	1,032	35.7%
Operating income (loss)	(2,795)	218	(169)	(2,746)	176.3%
Other income, net				25
Interest expense, net				(7)
Tax expense				(78)
Net loss				$(2,806)	183.0%
Basic and diluted loss per share				$(0.07)

Comparison of the six months ended July 1, 2023 versus the six months ended June 25, 2022

The following table, for the six months ended July 1, 2023 versus the six months ended June 25, 2022, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the six months ended July 1, 2023:
Revenue	$19,262	$3,669	$—	$22,931	100.0%
Gross profit (loss)	(2,802)	598	—	(2,204)	(9.6)%
SG&A	5,245	277	2,816	8,338	36.4%
Operating income (loss)	(8,047)	321	(2,816)	(10,542)	(46.0)%
Other income, net				49
Interest expense, net				(131)
Tax expense				(44)
Net loss				$(10,668)	(46.5)%
Basic and diluted loss per share				$(0.27)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 25, 2022:
Revenue	$14,606	$4,115	$—	$18,721	100.0%
Gross profit (loss)	(223)	897	—	674	3.6%
SG&A	3,096	390	2,247	5,733	30.6%
Operating income (loss)	(3,319)	507	(2,247)	(5,059)	(27.0)%
Other income, net				31
Interest expense, net				(103)
Tax expense				(22)
Net loss				$(5,153)	(27.5)%
Basic and diluted loss per share				$(0.15)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$4,656	$(446)	$—	$4,210	22.5%
Gross loss	(2,579)	(299)	—	(2,878)	(427.0)%
SG&A	2,149	(113)	569	2,605	45.4%
Operating loss	(4,728)	(186)	(569)	(5,483)	108.4%
Other income, net				18
Interest expense, net				(28)
Tax expense				(22)
Net loss				$(5,515)	107.0%
Basic and diluted loss per share				$(0.12)

Revenue – Revenue decreased $1.6 million to $9.7 million from $11.4 million, or a decrease of 14.2%, for the three months ended July 1, 2023 as compared to the three months ended June 25, 2022. Our 2023 revenue for the Commercial segment decreased primarily due to a large project that ended in 2022 without subsequent renewal, partially offset by project awards with new customers for projects that were completed during the second quarter of 2023. Our 2023 revenue for the Government Services segment increased primarily due to new projects awards.

Revenue increased $4.2 million to $22.9 million from $18.7 million, or an increase of 22.5%, for the six months ended July 1, 2023 as compared to the six months ended June 25, 2022. The increase is primarily due to the completion of several projects from new customers within our Commercial segment.

Gross Profit (Loss) – Gross profit (loss) margin decreased 15.6% to (3.9)% from 11.7% for the three months ended July 1, 2023 as compared to the three months ended June 25, 2022. The decrease in gross profit (loss) margin is primarily attributable to the inefficient use of personnel and equipment to complete projects where we were unable to secure additional change orders to cover costs.

Gross profit (loss) margin decreased 13.2% to (9.6)% from 3.6% for the six months ended July 1, 2023 as compared to the six months ended June 25, 2022. The decrease in gross profit (loss) margin is primarily attributable to the inefficient use of personnel and equipment to complete projects where we were unable to secure additional change orders to cover costs.

Selling, General and Administrative Expense – SG&A expenses increased $1.0 million for the three months ended July 1, 2023 as compared to the three months ended June 25, 2022 due to a $1.1 million bad debt reserve, a $0.1 million increase in legal expense, a $0.1 million increase in early payment fees, and a $0.1 million increase in accounting fees, partially offset by a $0.4 decrease in salaries and burden expense.

SG&A expenses increased by $2.6 million for the six months ended July 1, 2023 as compared to the six months ended June 25, 2022 due to the $2.2 million bad debt reserve recorded during the 2023 period with no comparable occurrence in 2022, the $0.3 million increase in facility expense as we moved our fabrication shop to a new location, the $0.2 million increase in computer software and hardware expense, the $0.1 million increase in legal expense, the $0.1 million increase in accounting fees, and the $0.1 million increase in early payment fees, partially offset by a decrease salary expense of $0.4 million.

Other Income (Expense), Net – Other income, net of expense, increased $25 thousand for the three months ended July 1, 2023 as compared to the three months ended June 25, 2022.

Other income, net of expense, increased $18 thousand for the six months ended July 1, 2023 as compared to the six months ended June 25, 2022.

Interest Expense, net – Interest expense is incurred primarily in connection with our Credit Agreement and our finance leases. Our interest expense increased $7 thousand for the three months ended July 1, 2023 from $52 thousand for the three months ended June 25, 2022.

Our interest expense increased to $131 thousand for the six months ended July 1, 2023 from $103 thousand for the six months ended June 25, 2022.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $22 thousand for the three months ended July 1, 2023 compared to income tax benefit of $56 thousand for the three months ended June 25, 2022.

We recorded income tax expense of $44 thousand for the six months ended July 1, 2023 compared to $22 thousand for the six months ended June 25, 2022.

Net Income (Loss) – Net loss for the three months ended July 1, 2023 was $4.3 million, or a $2.8 million increase from a net loss of $1.5 million for the three months ended June 25, 2022, primarily as a result of inefficient execution of projects which resulted in an increased gross loss margin, and increased selling, general, and administrative expense.

Net loss for the six months ended July 1, 2023 was $10.7 million, or a $5.5 million increase from net loss of $5.2 million for the six months ended June 25, 2022, primarily as a result of a $1.6 million loss in the construction and field services business, $1.0 million of underutilized personnel expense, a $2.2 million increase in bad debt reserve, and increased facility costs of $0.3 million primarily related to our Brookshire fabrication shop.

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Credit Agreement which matures on June 15, 2024. We had cash of approximately $0.8 million at July 1, 2023 and $3.5 million at December 31, 2022. Our working capital as of July 1, 2023 was $0.1 million versus $7.1 million as of December 31, 2022.

As of July 1, 2023, the outstanding borrowings under the Credit Agreement were $1.0 million. As of July 1, 2023, we were in compliance with all of the covenants under the Credit Agreement. For additional information on the Credit Agreement, see Part I, Item 1, Note 5 – Debt.

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Company’s registration statement on Form S-3 (the “Registration Statement”) filed with the SEC on January 29, 2021, including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of June 12, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $14.4 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on June 12, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of the filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

Cash Flows from Operating Activities

Operating activities used $5.6 million of cash for the six months ended July 1, 2023. The primary drivers of our cash used in operations for the six months ended July 1, 2023 were our operating loss of $10.7 million, a decrease in trade receivables of $1.1 million, and a decrease of other current liabilities of $0.5 million, partially offset by cash provided from an increase in trade payables of $2.3 million, a decrease in other current assets of $2.1 million, a decrease in contract assets net of contract liabilities of $1.3 million, an increase in accrued compensation and benefits of $0.3 million, and $0.7 million from other components of working capital.

Operating activities used $4.0 million of cash for the six months ended June 25, 2022. The primary drivers of our cash used in operations for the six months ended June 25, 2022 were our net loss of $5.2 million mainly as a result of a decrease in revenue and gross profit, along with increased business development costs within our Commercial segment, an increase in contract assets net of contract liabilities of $1.2 million, and a decrease of other current liabilities and income tax payable of $0.5 million, partially offset by cash provided from a decrease in accrued compensation and benefits of $0.1 million, a decrease of trade payables of $0.3 million, a decrease in trade receivables of $0.4 million, a decrease in other current assets of $1.6 million, and $0.5 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $0.2 million for the six months ended July 1, 2023 primarily for the purchase of personal property and equipment.

Investing activities used cash of $1.0 million for the six months ended June 25, 2022 primarily related to the Calvert acquisition in addition to the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided $3.0 million of cash for the six months ended July 1, 2023 primarily due to proceeds received from the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, the Credit Agreement entered into during the second quarter of 2023, and invoices funded under the Priority Agreement, partially offset by cash used for payments for our finance leases and payments under the Revolving Credit Facility. The Revolving Credit Facility was repaid during the second quarter of 2023.

Financing activities used $0.1 million of cash for the six months ended June 25, 2022 primarily for costs associated with the ATM Agreement and payments for our finance leases, partially offset by proceeds received from the Revolving Credit Facility.

Contractual Obligations

The Company is obligated to make future cash payments under the Credit Agreement, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of July 1, 2023 (in thousands):

	Payment Due by Fiscal Period
	2023	2024	2025	2026	2027 and thereafter
Operating and finance leases	$1,069	$1,624	$1,404	$1,152	$4,192
Credit Agreement	—	1,004	—	—	—
Priority Agreement	864	—	—	—	—
Other liabilities(1)	130	—	—	—	—
Total	$2,063	$2,628	$1,404	$1,152	$4,192

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of July 1, 2023, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of July 1, 2023, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended July 1, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have material borrowing capacity under our Credit Agreement, which matures on June 15, 2024, which may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of July 1, 2023, we have outstanding borrowings of $1.0 million under the Credit Agreement, which matures on June 15, 2024. The terms of the Credit Agreement allow for an additional term loan of $0.3 million at the lender’s discretion. The limited availability under the Credit Agreement may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of July 1, 2023, we had projects that totaled less than $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of July 1, 2023, our backlog was approximately $17.7 million which was a decrease of $2.7 million from $20.4 million as of December 31, 2022. We expect a majority of this backlog to be completed within the next 12 months. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the second quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
April 2, 2023 to April 29, 2023	—	—	—	$—
April 30, 2023 to May 27, 2023	—	—	—	$—
May 28, 2023 to July 1, 2023	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of July 1, 2023, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed on June 29, 2023	8-K	3.1	7/3/2023	001-14217

4.1	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

10.1	Fourth Modification to Loan and Security Agreement dated as of May 22, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/23/2023	001-14217

10.2	Credit Agreement, dated as of June 15, 2023, by and between ENGlobal Corporation, as borrower, and Alliance 2000, Ltd., as lender.	8-K	10.1	06/20/2023	001-14217

10.3	Security Agreement, dated as of June 15, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as grantors, and Alliance 2000, Ltd., as lender.	8-K	10.2	06/20/2023	001-14217

10.4	Continuing Guaranty, dated as of June 15, 2023, by and among ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as guarantors, and Alliance 2000, Ltd., as lender.	8-K	10.3	06/20/2023	001-14217

10.5	Settlement Agreement between Roger Westerlind and ENGlobal U.S., Inc.	8-K	10.1	6/8/2023	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: August 10, 2023
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

