Form 10-Q
period 2023-09-30
ENGLOBAL CORP
filed 2023-11-13
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Yes ☐      No ☒

As of November 13, 2023, the registrant had outstanding 40,998,947 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2023

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Operating revenues	$9,450	$13,056	$32,381	$31,777
Operating costs	7,613	12,392	32,748	30,439
Gross profit (loss)	1,837	664	(367)	1,338

Selling, general and administrative expenses	2,512	2,920	10,850	8,653
Operating loss	(675)	(2,256)	(11,217)	(7,315)

Other income (expense):
Other income, net	3	5	52	36
Interest expense, net	(27)	(63)	(158)	(166)
Loss from continuing operations before income taxes	(699)	(2,314)	(11,323)	(7,445)

Provision for federal and state income taxes	22	21	66	43

Net loss	(721)	(2,335)	(11,389)	(7,488)

Basic and diluted loss per common share:	$(0.02)	$(0.07)	$(0.29)	$(0.21)

Basic and diluted weighted average shares used in computing loss per share:	40,830	35,802	39,591	35,492

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$1,488	$3,464
Trade receivables, net of allowances of $4,336 and $2,129	7,504	7,644
Prepaid expenses and other current assets	247	1,580
Payroll taxes receivable	102	1,547
Contract assets	4,716	4,934
Total Current Assets	14,057	19,169
Property and equipment, net	1,634	1,757
Goodwill	720	720
Other assets
Right-of-use asset	7,022	8,072
Deposits and other assets	280	305
Total Other Assets	7,302	8,377
Total Assets	$23,713	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$7,086	$4,454
Accrued compensation and benefits	2,616	2,002
Current portion of leases	1,626	1,849
Contract liabilities	1,866	956
Other current liabilities	277	1,134
Credit Agreement	1,018	—
Revolving Credit Facility	—	1,661
Total Current Liabilities	14,489	12,056

Long-term unearned revenue	388	425
Long-term leases	6,731	7,217
Total Liabilities	21,608	19,698
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 40,998,947 shares issued and outstanding at September 30, 2023 and 35,800,617 shares issued and outstanding at December 31, 2022	41	36
Additional paid-in capital	61,214	58,050
Accumulated deficit	(59,150)	(47,761)
Total Stockholders’ Equity	2,105	10,325
Total Liabilities and Stockholders’ Equity	$23,713	$30,023

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 30, 2023	September 24, 2022
Cash Flows from Operating Activities:
Net loss	$(11,389)	$(7,488)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	450	691
Share-based compensation expense	202	165
Loss on disposal of fixed assets	287	—
Impairment of ROU asset	197	—
Changes in current assets and liabilities:
Trade accounts receivable	140	(2,375)
Contract assets	218	(1,643)
Other current assets	2,803	1,369
Accounts payable	2,632	1,564
Accrued compensation and benefits	614	13
Contract liabilities	910	(834)
Income taxes payable	10	(8)
Other current liabilities, net	(904)	64
Net cash used in operating activities	$(3,830)	$(8,482)

Cash Flows from Investing Activities:
Asset acquisition, net of cash acquired	—	(971)
Property and equipment acquired	(277)	(291)
Net cash used in investing activities	$(277)	$(1,262)

Cash Flows from Financing Activities:
Common stock and warrants issued, net	2,962	—
At-the-market offering costs	—	(97)
Payments on finance leases	(188)	(233)
Proceeds from Credit Agreement	1,018	—
Payments on revolving credit facility, net	(1,661)	536
Net cash provided by financing activities	$2,131	$206
Net change in cash	(1,976)	(9,538)
Cash at beginning of period	3,464	19,202
Cash at end of period	$1,488	$9,664

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$158	$167
Fair value of warrants at issuance date	$2,782	$—
Right of use assets obtained in exchange for new operating lease liability	$524	$4,864
Right of use assets obtained in exchange for new financing lease liability	$289	$—
Cash paid during the period for income taxes (net of refunds)	$55	$51
Asset acquisition, common stock issued	$—	$525
Asset acquisition, contingent consideration	$—	$1,380

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	September 30, 2023	September 24, 2022
Common Stock
Balance at beginning of period	$40	$36
Common stock issued	1	—
Balance at the end of the period	41	36
Additional Paid-in Capital
Balance at beginning of period	61,101	57,972
At-the-market offering costs	—	(30)
Share-based compensation - employees	113	54
Balance at end of period	61,214	57,996

Accumulated Deficit
Balance at beginning of period	(58,429)	(34,400)
Net loss	(721)	(2,335)
Balance at end of period	(59,150)	(36,735)

Total Stockholders’ Equity	$2,105	$21,297

	For the Nine Months Ended
	September 30, 2023	September 24, 2022
Common Stock
Balance at beginning of period	$36	$35
Common stock issued	5	1
Balance at the end of the period	41	36
Additional Paid-in Capital
Balance at beginning of period	58,050	57,403
Proceeds from common stock issued, net	180	525
Fair value of warrants at issuance date	2,782	—
At-the-market offering costs	—	(97)
Share-based compensation - employees	202	165
Balance at end of period	61,214	57,996

Accumulated Deficit
Balance at beginning of period	(47,761)	(29,247)
Net loss	(11,389)	(7,488)
Balance at end of period	(59,150)	(36,735)

Total Stockholders’ Equity	$2,105	$21,297

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

The condensed financial statements included herein are unaudited for the three- and nine-month periods ended September 30, 2023 and September 24, 2022, and in the case of the condensed balance sheet as of December 31, 2022 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Fixed-price revenue	$7,079	$10,037	$23,596	$24,136
Time-and-material revenue	2,371	3,019	8,785	7,641
Total Revenue	9,450	13,056	32,381	31,777

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	September 30, 2023	December 31, 2022
Costs incurred on uncompleted contracts	$26,942	$59,298
Estimated earnings on uncompleted contracts	4,211	4,464
Earned revenues	31,153	63,762
Less: billings to date	28,303	59,784
Net costs and estimated earnings in excess of billings (billings in excess of costs) on uncompleted contracts	$2,850	$3,978

Contract assets	$4,716	$4,934
Contract liabilities	(1,866)	(956)
Net contract assets	$2,850	$3,978

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	September 30, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$1,661
Credit Agreement (2)	1,018	—
Priority Agreement (3)	—	—
Amount due within one year	1,018	1,661
Total long-term debt	$—	$—

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

The Credit Agreement matures on June 15, 2024.

(3)

On March 27, 2023, the Company entered into an invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement”). The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer. As of September 30, 2023, the Company had factored $0.0 million outstanding receivables through the Priority Agreement.

The future scheduled maturities of our debt are (in thousands):

Credit Agreement

2023	$—
2024	1,018
2025 and thereafter	—
$1,018

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 30, 2023:
Revenue	$5,862	3,588	—	9,450
Gross profit	323	1,514	—	1,837
Gross profit margin	5.5%	42.2%		19.4%
SG&A	1,203	161	1,148	2,512
Operating profit (loss)	(880)	1,353	(1,148)	(675)
Other income, net				3
Interest expense, net				(27)
Tax expense				(22)
Net loss				(721)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 24, 2022:
Revenue	$10,229	2,827	—	13,056
Gross profit (loss)	(368)	1,032	—	664
Gross profit (loss) margin	(3.6)%	36.5%		5.1%
SG&A	1,572	164	1,184	2,920
Operating profit (loss)	(1,940)	868	(1,184)	(2,256)
Other income, net				5
Interest expense, net				(63)
Tax expense				(21)
Net loss				(2,335)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 30, 2023:
Revenue	$25,124	7,257	—	32,381
Gross profit (loss)	(2,479)	2,112	—	(367)
Gross profit (loss) margin	(9.9)%	29.1%		(1.1)%
SG&A	6,448	438	3,964	10,850
Operating profit (loss)	(8,927)	1,674	(3,964)	(11,217)
Other income, net				52
Interest expense, net				(158)
Tax expense				(66)
Net loss				(11,389)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 24, 2022:
Revenue	$24,835	6,942	—	31,777
Gross profit (loss)	(591)	1,929	—	1,338
Gross profit (loss) margin	(2.4)%	27.8%		4.2%
SG&A	4,668	554	3,431	8,653
Operating profit (loss)	(5,259)	1,375	(3,431)	(7,315)
Other income, net				36
Interest expense, net				(166)
Tax expense				(43)
Net loss				(7,488)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of September 30, 2023	As of December 31, 2022
	(dollars in thousands)
Commercial	$14,940	$19,526
Government Services	4,940	2,032
Corporate	3,833	8,465
Consolidated	$23,713	$30,023

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

The Company recorded income tax expense of $22 thousand for the three months ended September 30, 2023 as compared to income tax expense of $21 thousand for the three months ended September 24, 2022. The effective income tax rate for the three months ended September 30, 2023 was (3.2)% as compared to (0.9)% for the three months ended September 24, 2022. The Company recorded income tax expense of $66 thousand for the nine months ended September 30, 2023 as compared to $43 thousand for the nine months ended September 24, 2022. The effective income tax rate for the nine months ended September 30, 2023 and September 24, 2022 was (0.6)%. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

At the beginning of the third quarter, the Company decided to stop self-performing certain low margin services as part of the restructuring of its overall business model.  Accordingly, the Company evaluated the ongoing value of its shop leases that were used to support these services. Based on this evaluation, the Company determined that one of the right-of-use assets associated with these leases, with a carrying amount of $0.2 million, was no longer recoverable and was written down to $0.

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 30, 2023	September 24, 2022	September 30, 2023	September 24, 2022
Finance leases:
Amortization expense	SG&A Expense	$61	$53	$176	$159
Interest expense	Interest expense, net	13	11	39	33
Total finance lease expense		74	64	215	192

Operating leases:
Operating costs	Operating costs	23	86	710	189
Selling, general and administrative expenses	SG&A Expense	691	543	1,900	1,420
Total operating lease expense		714	629	2,610	1,609
Total lease expense		$788	$693	$2,825	$1,801

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	September 30, 2023	December 31, 2022
ROU Assets:
Operating leases	Right of use asset	$7,022	$8,072
Finance leases	Property and equipment, net	863	761
Total ROU Assets:		$7,885	$8,833

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$1,353	$1,638
Finance leases	Current portion of leases	273	211
Noncurrent Liabilities:
Operating leases	Long-term leases	6,141	6,669
Finance leases	Long-term leases	590	548
Total lease liabilities		$8,357	$9,066

The weighted average remaining lease term and weighted average discount rate were as follows:

At September 30, 2023
Weighted average remaining lease term (years)
Operating leases	6.8
Finance leases	3.4
Weighted average discount rate
Operating leases	10.8%
Finance leases	9.6%

Maturities of operating lease liabilities as of September 30, 2023 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total

2023 (remaining months)	291	82	373
2024	1,691	301	1,992
2025	1,395	264	1,659
2026	918	234	1,152
2027 and thereafter	4,108	74	4,182
Total lease payments	8,403	955	9,358
Less: imputed interest	(909)	(92)	(1,001)
Total lease liabilities	7,494	$863	$8,357

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

We have accounted for the $1.7 million and $1.4 million employee retention credits in the first and third quarters of 2021, respectively, as other income on the statement of operations and as a receivable on the balance sheet. As of September 30, 2023, we have received refunds for all of the employee retention credits.

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

As of September 30, 2023, the outstanding borrowings under the Credit Agreement were $1.0 million. As of September 30, 2023, we were in compliance with all of the covenants under the Credit Agreement. For additional information on the Credit Agreement, see Part I, Item 1, Note 5 – Debt.

On March 27, 2023, the Company entered into an invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement”). The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer. As of September 30, 2023, no receivables were factored through the Priority Agreement.

On January 11, 2022, the Company entered into the ATM Agreement with Lake Street pursuant to which the Company may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Registration Statement, including the accompanying prospectus and related prospectus supplements related to the “at the market offering,” is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of September 26, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $10.8 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on September 26, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of the filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

We have made significant reductions in our overhead structure as part of the internal business reorganization that we started in the first quarter of 2023. These cost reductions were primarily in headcount across all segments to better align the number of administrative staff needed to support our current volume of work and re-organize our corporate structure.  We continue to evaluate our SG&A headcount and will reduce it as necessary to better align our costs with the volume of the business.  We have also started and are continuing efforts to reduce our rent and insurance costs to bring our total SG&A costs in line with that of a company our size.

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

Comparison of the three months ended September 30, 2023 versus the three months ended September 24, 2022

The following table, for the three months ended September 30, 2023 versus the three months ended September 24, 2022, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 30, 2023:
Revenue	$5,862	$3,588	$—	$9,450	100.0%
Gross profit	323	1,514	—	1,837	19.4%
SG&A	1,203	161	1,148	2,512	26.6%
Operating income (loss)	(880)	1,353	(1,148)	(675)	(7.1)%
Other income, net				3
Interest expense, net				(27)
Tax expense				(22)
Net loss				$(721)	(7.6)%
Basic and diluted loss per share				$(0.02)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 24, 2022:
Revenue	$10,229	$2,827	$—	$13,056	100.0%
Gross profit (loss)	(368)	1,032	—	664	5.1%
SG&A	1,572	164	1,184	2,920	22.4%
Operating income (loss)	(1,940)	868	(1,184)	(2,256)	(17.3)%
Other income, net				5
Interest expense, net				(63)
Tax expense				(21)
Net loss				$(2,335)	(17.9)%
Basic and diluted loss per share				$(0.07)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(4,367)	$761	$—	$(3,606)	(27.6)%
Gross profit (loss)	691	482	—	1,173	176.7%
SG&A	(369)	(3)	(36)	(408)	(14.0)%
Operating income (loss)	1,060	485	36	1,581	(70.1)%
Other income, net				(2)
Interest expense, net				36
Tax expense				(1)
Net loss				$1,614	(69.1)%
Basic and diluted loss per share				$0.05

Comparison of the nine months ended September 30, 2023 versus the nine months ended September 24, 2022

The following table, for the nine months ended September 30, 2023 versus the nine months ended September 24, 2022, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 30, 2023:
Revenue	$25,124	$7,257	$—	$32,381	100.0%
Gross profit (loss)	(2,479)	2,112	—	(367)	(1.1)%
SG&A	6,448	438	3,964	10,850	33.5%
Operating income (loss)	(8,927)	1,674	(3,964)	(11,217)	(34.6)%
Other income, net				52
Interest expense, net				(158)
Tax expense				(66)
Net loss				$(11,389)	(35.2)%
Basic and diluted loss per share				$(0.29)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 24, 2022:
Revenue	$24,835	$6,942	$—	$31,777	100.0%
Gross profit (loss)	(591)	1,929	—	1,338	4.2%
SG&A	4,668	554	3,431	8,653	27.2%
Operating income (loss)	(5,259)	1,375	(3,431)	(7,315)	(23.0)%
Other income, net				36
Interest expense, net				(166)
Tax expense				(43)
Net loss				$(7,488)	(23.6)%
Basic and diluted loss per share				$(0.21)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$289	$315	$—	$604	1.9%
Gross loss	(1,888)	183	—	(1,705)	(127.4)%
SG&A	1,780	(116)	533	2,197	25.4%
Operating loss	(3,668)	299	(533)	(3,902)	53.3%
Other income, net				16
Interest expense, net				8
Tax expense				(23)
Net loss				$(3,901)	52.1%
Basic and diluted loss per share				$(0.08)

Revenue – Revenue decreased $3.6 million to $9.5 million from $13.1 million, or a decrease of 27.6%, for the three months ended September 30, 2023 as compared to the three months ended September 24, 2022. Our 2023 revenue for the Commercial segment decreased primarily due to a large project that ended in 2022 without subsequent renewal, partially offset by project awards with new customers for projects that were completed during the third quarter of 2023. Our 2023 revenue for the Government Services segment increased primarily due to new projects awards.

Revenue increased $0.6 million to $32.4 million from $31.8 million, or an increase of 1.9%, for the nine months ended September 30, 2023 as compared to the nine months ended September 24, 2022. The increase is primarily due to the completion of several projects from new customers within our Commercial segment in the 2023 period.

Gross Profit (Loss) – Gross profit (loss) margin increased 14.3% to 19.4% from 5.1% for the three months ended September 30, 2023 as compared to the three months ended September 24, 2022. The increase in gross profit (loss) margin is primarily attributable to a change order awarded to our Government Services group to cover excess material purchases on a large project.

Gross profit (loss) margin decreased 5.3% to (1.1)% from 4.2% for the nine months ended September 30, 2023 as compared to the nine months ended September 24, 2022. The decrease in gross profit (loss) margin is primarily attributable to the inefficient use of personnel and equipment to complete projects where we were unable to secure additional change orders to cover costs, partially offset by a change order awarded to our Government Services group to cover excess material purchases on a large project.

Selling, General and Administrative Expense – SG&A expenses decreased $0.4 million for the three months ended September 30, 2023 as compared to the three months ended September 24, 2022 due to a $0.7 million decrease in salaries and burden expense and a $0.1 million decrease in travel expense, partially offset by a $0.2 million increase in legal fees and a $0.2 million impairment of an ROU asset related to one of our shop leases.

SG&A expenses increased by $2.2 million for the nine months ended September 30, 2023 as compared to the nine months ended September 24, 2022 due to a $2.2 million bad debt reserve recorded during the 2023 period with no comparable occurrence in 2022, a $0.3 million increase in facility expense as we moved our fabrication shop to a new location, a $0.2 million impairment of an ROU asset related to one of our shop leases, a $0.2 million increase in legal expense, a $0.1 million increase in computer software and hardware expense, a $0.1 million increase in accounting fees, and a $0.1 million increase in early payment fees, partially offset by a decrease in salary expense of $1.0 million and a decrease in travel expense of $0.1 million.

Other Income (Expense), Net – Other income, net of expense, decreased $2 thousand for the three months ended September 30, 2023 as compared to the three months ended September 24, 2022.

Other income, net of expense, increased $16 thousand for the nine months ended September 30, 2023 as compared to the nine months ended September 24, 2022.

Interest Expense, net – Interest expense is incurred primarily in connection with our Credit Agreement and our finance leases. Our interest expense decreased $36 thousand for the three months ended September 30, 2023 from $63 thousand for the three months ended September 24, 2022.

Our interest expense decreased to $158 thousand for the nine months ended September 30, 2023 from $166 thousand for the nine months ended September 24, 2022.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $22 thousand for the three months ended September 30, 2023 compared to income tax expense of $21 thousand for the three months ended September 24, 2022.

We recorded income tax expense of $66 thousand for the nine months ended September 30, 2023 compared to $43 thousand for the nine months ended September 24, 2022.

Net Income (Loss) – Net loss for the three months ended September 30, 2023 was $0.7 million, or a $1.6 million decrease from a net loss of $2.3 million for the three months ended September 24, 2022, primarily as a result of the change order awarded to our Government Services group to cover excess material purchases on a large project and the decreased selling, general, and administrative expense, partially offset by inefficient execution of projects which resulted in a decreased gross profit (loss) margin.

Net loss for the nine months ended September 30, 2023 was $11.4 million, or a $3.9 million increase from net loss of $7.5 million for the nine months ended September 24, 2022, primarily as a result of a $1.6 million loss in the construction and field services business, $0.7 million of underutilized personnel expense, a $2.2 million increase in bad debt reserve, and increased facility costs of $0.3 million primarily related to our Brookshire fabrication shop, partially offset by the change order awarded to our Government Services group to cover excess material purchases on a large project.

Liquidity and Capital Resources Overview

The Company defines liquidity as its ability to pay its liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, sales of common stock pursuant to the ATM Agreement (defined below), and borrowings under the Credit Agreement which matures on June 15, 2024. We had cash of approximately $1.5 million at September 30, 2023 and $3.5 million at December 31, 2022. Our working capital as of September 30, 2023 was $(0.4) million versus $7.1 million as of December 31, 2022.

As of September 30, 2023, the outstanding borrowings under the Credit Agreement were $1.0 million. As of September 30, 2023, we were in compliance with all of the covenants under the Credit Agreement. For additional information on the Credit Agreement, see Part I, Item 1, Note 5 – Debt.

On January 11, 2022, we entered into a sales agreement (the “ATM Agreement”) with Lake Street Capital Markets, LLC (“Lake Street”) pursuant to which we may offer and sell shares of the Company’s common stock having an aggregate offering price of up to $30 million to or through Lake Street, as sales agent, from time to time, in an “at the market offering”. The Company is not obligated to make any sales under the agreement and any determination by the Company to do so will be dependent, among other things, on market conditions and the Company’s capital raising needs. The Company’s registration statement on Form S-3 (the “Registration Statement”) filed with the SEC on January 29, 2021, including the accompanying prospectus and related prospectus supplements related to the “at the market offering”, is subject to the provisions of General Instruction I.B.6 of Form S-3, which provides that we may not sell securities in a public primary offering with a value exceeding one-third of our public float in any twelve-month period unless our public float is at least $75 million. As of September 26, 2023, the Company’s public float (i.e., the aggregate market value of its outstanding equity securities held by non-affiliates) was approximately $10.8 million, based on the closing price per share of the Company’s common stock as reported on the Nasdaq Capital Market on September 26, 2023, as calculated in accordance with General Instruction I.B.6 of Form S-3. In addition, during the 12 calendar month period that ends on the date of the filing of this Report, we had offered and sold approximately $3.4 million of our common stock pursuant to the Registration Statement. If our public float meets or exceeds $75 million at any time, we will no longer be subject to the restrictions set forth in General Instruction I.B.6 of Form S-3, at least until the filing of our next Section 10(a)(3) update as required under the Securities Act.

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

Cash Flows from Operating Activities

Operating activities used $3.8 million of cash for the nine months ended September 30, 2023. The primary drivers of our cash used in operations for the nine months ended September 30, 2023 were our operating loss of $11.4 million and a decrease of other current liabilities of $0.9 million, partially offset by cash provided by a decrease in other current assets of $2.8 million, an increase in trade payables of $2.6 million, a decrease in contract assets net of contract liabilities of $1.1 million, $1.2 million from other components of working capital, an increase in accrued compensation and benefits of $0.6 million, and a decrease in trade receivables of $0.1 million.

Operating activities used $8.5 million of cash for the nine months ended September 24, 2022. The primary drivers of our cash used in operations for the nine months ended September 24, 2022 were our net loss of $7.5 million, an increase in contract assets net of contract liabilities of $2.5 million, and an increase in trade receivables of $2.4 million, partially offset by cash provided from a decrease in trade payables of $1.6 million, a decrease in other current assets of $1.4 million, and $0.9 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $0.3 million for the nine months ended September 30, 2023 primarily for the purchase of personal property and equipment.

Investing activities used cash of $1.3 million for the nine months ended September 24, 2022 primarily related to the Calvert acquisition in addition to the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided $2.1 million of cash for the nine months ended September 30, 2023 primarily due to proceeds received from the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, and the Credit Agreement entered into during the second quarter of 2023, partially offset by cash used for payments for our finance leases and payments under the Revolving Credit Facility. The Revolving Credit Facility was repaid during the second quarter of 2023.

Financing activities provided cash of $0.2 million of cash for the nine months ended September 24, 2022 primarily from the Revolving Credit Facility, partially offset by costs associated with the ATM Agreement and payments for our finance leases.

Contractual Obligations

The Company is obligated to make future cash payments under the Credit Agreement, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of September 30, 2023 (in thousands):

	Payment Due by Fiscal Period
	2023	2024	2025	2026	2027 and thereafter
Operating and finance leases	$373	$1,992	$1,659	$1,152	$4,182
Credit Agreement	—	1,018	—	—	—
Total	$373	$3,010	$1,659	$1,152	$4,182

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023, as required by Rule 13a-15 of the Exchange Act. Based on the evaluation described above, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective insofar as they are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting occurred during the three months ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We do not have material borrowing capacity under our Credit Agreement, which matures on June 15, 2024, which may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of September 30, 2023, we have outstanding borrowings of $1.0 million under the Credit Agreement, which matures on June 15, 2024. The terms of the Credit Agreement allow for an additional term loan of $0.3 million at the lender’s discretion. The limited availability under the Credit Agreement may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

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

If we are unable to collect our receivables, our results of operations and cash flows could be adversely affected. Our business depends on our ability to successfully obtain payment from our clients of the amounts they owe us for work performed and materials supplied. In the ordinary course of business, we extend unsecured credit to our customers. We may also agree to allow our customers to defer payment on projects until certain milestones have been met or until the projects are substantially completed, and customers typically withhold some portion of amounts due to us as retainage. As of September 30, 2023, we had projects that totaled less than $0.1 million in retainage. We bear the risk that our clients will pay us late or not at all. Though we evaluate and attempt to monitor our clients’ financial condition, there is no guarantee that we will accurately assess their creditworthiness. To the extent the credit quality of our clients deteriorates or our clients seek bankruptcy protection, our ability to collect receivables and our results of operations could be adversely affected. Even if our clients are credit-worthy, they may delay payments in an effort to manage their cash flow. Financial difficulties or business failure experienced by one or more of our major customers has had and could, in the future, continue to have a material adverse effect on both our ability to collect receivables and our results of operations.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of September 30, 2023, our backlog was approximately $15.5 million which was a decrease of $4.9 million from $20.4 million as of December 31, 2022. We expect a majority of this backlog to be completed within the next 12 months. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The energy industry has experienced a sustained period of low crude oil and natural gas prices which has reduced our clients’ activities in the energy industry.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the third quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
July 2, 2023 to July 29, 2023	—	—	—	$—
July 30, 2023 to September 2, 2023	—	—	—	$—
September 3, 2023 to September 30, 2023	—	—	—	$—
Total	—	—	1,290,460	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of September 30, 2023, the Company had purchased and retired 1,290,460 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed on June 29, 2023	8-K	3.1	7/3/2023	001-14217

4.1	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

*10.1	First Amendment to Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated August 22, 2023

*10.2	Fourteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 1, 2023

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: November 13, 2023
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

