Form 10-K
period 2023-12-30
ENGLOBAL CORP
filed 2024-03-29
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2023

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was $10,144,231 (based upon the closing price for shares of common stock as reported by the NASDAQ on June 30, 2023).

The number of shares outstanding of the registrant’s $0.001 par value common stock on March 29, 2024 is as follows: 5,156,583 shares.

Documents incorporated by reference: Responses to Items 10, 11, 12, 13 and 14 of Part III of this Report are incorporated herein by reference to information contained in the Company’s definitive proxy statement for its 2024 Annual Meeting of Stockholders or an amendment to this Report to be filed with the Securities and Exchange Commission not later than 120 days after the end of the fiscal year covered by this Report.

ENGLOBAL CORPORATION

2023 ANNUAL REPORT ON FORM 10-K

PART I

CAUTIONARY NOTICE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Report”), including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as oral statements made by the Company and its officers, directors or employees, contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements are based on management’s beliefs, current expectations, estimates and projections about the industries that the Company and its subsidiaries’ serve, the economy and the Company in general. The words “expect,” “anticipate,” “intend,” “plan,” “believe,” “seek,” “estimate” and similar expressions are intended to identify such forward-looking statements; however, this Report also contains other forward-looking statements in addition to historical information. Although we believe that the expectations reflected in the forward-looking statements are reasonable, such forward-looking statements are not guarantees of future performance and are subject to risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company to differ materially from historical results or from any results expressed or implied by such forward-looking statements. The Company cautions readers that the following important factors and the risks described in Part I, Item 1A. Risk Factors of this Report, among others, could cause the Company’s actual results to differ materially from the forward-looking statements contained in this Report: (1) the substantial doubt about our ability to continue as a going concern as of December 30, 2023; (2) our limited borrowing capacity under our credit agreement, which matures on June 15, 2024, may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition; (3) our ability to realize revenue projected in our backlog and our ability to collect accounts receivable and process accounts payable in a timely manner; (4) our ability to obtain additional financing when needed, including when our credit agreement matures on June 15, 2024; (5) failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock; (6) the impact of the COVID-19 pandemic and of the actions taken by governmental authorities, individuals and companies in response to the pandemic on our business, financial condition, and results of operations, including on our revenues and profitability; (7) our ability to increase our backlog, revenue and profitability; (8) the effect of economic downturns and the volatility and level of oil and natural gas prices; (9) the uncertainties related to the U.S. Government’s budgetary process and their effects on our long-term U.S. Government contracts; (10) our ability to identify, evaluate, and complete any transactions in connection with our review of strategic transactions; (11) the impact of the announcement of our review of strategic transactions on our business, including our financial and operating results, or our employees, suppliers and customers; (12) our ability to accurately estimate the overall risks, revenue or costs on a contract; (13) the risk of providing services in excess of original project scope without having an approved change order; (14) our ability to execute our expansion into the modular solutions market and to execute our updated business growth strategy to position the Company as a leading provider of engineered modular solutions to its customer base; (15) our ability to attract and retain key professional personnel; (16) our debt obligations may limit our financial flexibility; (17) our dependence on one or a few customers; (18) the risks of internal system failures of our information technology systems, whether caused by us, third-party service providers, intruders or hackers, computer viruses, malicious code, cyber-attacks, phishing and other cyber security problems, natural disasters, power shortages or terrorist attacks; (19) the risk of unexpected liability claims or poor safety performance; (20) our ability to realize project awards or contracts on our pending proposals, and the timing, scope and amount of any related awards or contracts; (21) our ability to retain existing customers and attract new customers; (22) our ability to identify, consummate and integrate potential acquisitions; (23) our reliance on third-party subcontractors and equipment manufacturers; (24) our ability to satisfy the continued listing standards of NASDAQ with respect to our common stock or to cure any continued listing standard deficiency with respect thereto; and (25) the effect of changes in laws and regulations, including U.S. tax laws, with which the Company must comply and the associated cost of compliance with such laws and regulations. Actual results and the timing of certain events could differ materially from those projected in or contemplated by the forward-looking statements due to a number of factors detailed from time to time in ENGlobal’s filings with the Securities and Exchange Commission. In addition, reference is hereby made to cautionary statements set forth in the Company’s other SEC filings.

The Company cautions that the foregoing list of important factors is not exclusive. We are under no duty and have no plans to update any of the forward-looking statements after the date of this Report to conform such statements to actual results.

ITEM 1. BUSINESS

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”), incorporated in the State of Nevada in June 1994, is a leading provider of innovative, delivered project solutions primarily to the energy industry. We deliver these solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise. We believe our vertically-integrated strategy allows us to differentiate our company from most of our competitors as a full-service provider, thereby reducing our clients’ dependency on and coordination of multiple vendors and improving control over their project cost and schedules. Our strategy and positioning has also allowed the Company to pursue larger scopes of work centered around many different types of modularized engineered systems. All of the information contained in this Report relates to the annual periods ended December 30, 2023, which contained 52 weeks, and December 31, 2022, which contained 53 weeks.

We derive revenues primarily from three sources: (i) business development efforts, (ii) preferred provider or alliance agreements with strategic end-user clients, original equipment manufacturers, and technology partners, and (iii) referrals from existing customers and industry members. Our business development professionals are focused on all sectors in the energy industry.

We generally enter into two principal types of contracts with our clients: time-and-material contracts and fixed-price contracts. Our clients typically determine the type of contract to be utilized for a particular engagement, with the specific terms and conditions of a contract being negotiated and typically contained in a multiyear services agreement.

Our business development and technical professionals focus on building long-term relationships with clients in order to provide solutions throughout the life cycle of their projects and facilities.

Products and services are also promoted through on-line internet communication via our corporate home page at www.englobal.com. The ENGlobal website illustrates our company’s full range of services and capabilities. Through the ENGlobal website, we seek to provide visitors and investors with a single point of contact for obtaining information about our company. Information on our website or any other website is not a part of this Report.

Client relationships are nurtured by our geographic advantage of having office locations near our larger customers. By having clients in close proximity, we are able to provide single, dedicated points of contact. Our growth depends in large measure on our ability to attract and retain qualified business development and technical personnel with a respected reputation in the energy industry. Management believes that in-house marketing allows for more accountability and control, thus increasing profitability. We develop preferred provider and alliance agreements with clients in order to facilitate repeat business. These preferred provider agreements, also known as master services or umbrella agreements (“MSAs”) typically have a duration of three to five years. This allows our clients to release work to us without having to negotiate contract terms for each individual project. With the primary terms of the contract agreed to, add-on projects with these customers are easier to negotiate and can be accepted quickly, without the necessity of a bidding process. Management believes that these agreements can serve to stabilize project-centered operations.

We have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to our clients which include (i) Engineering, (ii) Automation, and (iii) Government Services.

Our Engineering group focuses on providing engineering, procurement and construction management services as well as fabricated products to downstream refineries, petrochemical, and renewable energy facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities.  For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems.

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

The Government Services group provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems, information technology and the maintenance of these systems primarily to the U.S. Government globally. The Government Services group operates through ENGlobal’s wholly-owned subsidiary, ENGlobal Government Services, Inc. (“EGS”). Other clients of this group include state and local government agencies. EGS also provides electrical and instrument installation, technical services, and ongoing maintenance, calibration and repair services.

We have positioned ourselves as a full-service, vertically-integrated supplier in order to better accommodate the requests of our clients and capture opportunities of larger scope. A majority of these opportunities are expected to be in all sectors of the energy industry; however, some may be outside the energy sector. One result of our sales efforts is that our proposal pipeline continues to increase. Many of these proposals have very long lead times and have exceeded our expected award timing, which would imply that many of our customers will release awards when they are more confident that commodity prices have stabilized at a sufficient level or foreseeable time period. Backlog represents an estimate of gross revenues of all awarded contracts that have not been completed and will be recognized as revenue over the life of the project. Although backlog reflects business that we consider to be firm, cancellations or scope adjustments may occur. Further, most contracts with clients may be terminated by either party at will, in which case the client would only be obligated to pay us for services provided through the termination date. A significant portion of our revenue is generated through MSAs with our clients. Projects awarded under these MSAs tend to be smaller in nature, but continuously awarded as each one is completed. In these instances, only the current unfinished projects are included in our backlog. Additionally, we have historically performed work under longer term contracts with the U.S. Navy that were generally renewed, released or awarded on an annual basis. Recently, the federal government has begun changing the contracting agency for this work. This has created some delays to the contracting sequence. At December 30, 2023, our backlog was $13.3 million. Of this amount, $8.3 million was for our Commercial segment and $5.0 million was for our Government segment. This compares to a total backlog of $20.4 million as of December 31, 2022 with $14.9 million for our Commercial segment and $5.5 million for our Government segment.

We have made significant reductions in our overhead structure as part of the internal business reorganization that we started in the first quarter of 2023. These cost reductions were primarily in headcount across all segments to better align the number of administrative staff needed to support our current volume of work and re-organize our corporate structure. We continue to evaluate our headcount and will reduce it as necessary to better align our costs with the volume of the business.

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

Reporting Segments

Our Commercial and Government segments are strategic business units that offer different services and products and therefore require different marketing and management strategies. Separate operational leaders are in charge of our engineering offices and our automation offices, including the office that contracts with government agencies. The operating performance of our segments is regularly reviewed with the operational leaders of the two segments, the chief executive officer (“CEO”), chief financial officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

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

The Government segment provides services related to the design, integration and implementation of process distributed control and analyzer systems, advanced automated data gathering systems, information technology and the maintenance of these systems primarily to the U.S. Government globally. The Government segment operates through ENGlobal’s wholly-owned subsidiary, ENGlobal Government Services, Inc. (“EGS”). Other clients of this division include state and local government agencies. EGS provides electrical and instrument installation, technical services, and ongoing maintenance, calibration and repair services.

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

Overall, our ten largest customers, who vary from one period to the next, accounted for 70.5% of our total revenues for 2023 and 66.0% of our total revenues for 2022. Most of our projects are specific in nature and we generally have multiple projects with the same clients. If we were to lose one or more of our significant clients and were unable to replace them with other customers or other projects, our business could be materially adversely affected. Our top two clients in 2023 were a multi-national midstream refining and chemical company and the U.S. Government. Even though we frequently receive work from repeat clients, our client list may vary significantly from year to year. Our potential revenue in all segments is dependent on continuing relationships with our customers. For the years ended December 30, 2023 and December 31, 2022, we had approximately 65 and 59 active customers, respectively.

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

Additionally, due to our working capital constraints we have had to extend payment terms to our suppliers beyond our standard terms, which in some cases has impacted our relationship with those suppliers.  We can provide no assurance that we will be able to continue to purchase materials from our existing suppliers under standard payment terms, which could adversely affect our customer relationships, future work, profitability, and execution schedule.

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

Environmental, Social and Governance (ESG), Human Capital, and Diversity, Equity and Inclusion (DEI)

Workforce Composition

As of December 30, 2023, we employed approximately 134 individuals on a full-time equivalent basis compared to approximately 302 individuals on a full-time equivalent basis as of December 31, 2022. The 55.6% decrease in personnel in 2023 was attributable to our decision to stop self-performing construction, field services and fabrication work, and the related staff reductions. We believe that our ability to recruit and retain highly skilled and experienced professional and technical personnel has been and will continue to be critical to our ability to execute our business plan. None of our employees are represented by a labor union or is subject to a collective bargaining agreement. We believe that relations with our employees are good.

Diversity and Inclusion

As a company focused on internal collaboration to achieve common goals and partnerships with a diverse group of stakeholders to optimize value, we believe a diverse workforce is critical to our success. As such, we endeavor to create an environment rich in diversity that welcomes those of all backgrounds, ethnicities, and experiences. We employ people from a diverse number of nationalities and ethnicities. Nearly 37% of our workforce is comprised of racial minority groups; approximately 16% of our workforce is female.

ENGlobal is committed to balancing our hiring practices and workplaces. Our recruiting efforts, development opportunities and retention initiatives include a focus on promoting gender and ethnicity balance in the workplace. As a contractor for various governmental entities we provide certain assurances of our initiatives related to workplace diversity.

We also are dedicated to the development and training of our workforce. Training begins with onboarding with job-specific instruction, integrating safety expectations, corporate ethics and behaviors that focus on workplace inclusion.

Benefits

We provide employee health and welfare benefits standard for the industry and location of employment. All employees and their families (upon meeting eligibility requirements) are eligible to participate in the Company’s health insurance plan as well as the Company’s defined contribution (401(k)) plan with a discretionary Company match.

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

RISKS RELATED TO OUR BUSINESS, INDUSTRY AND STRATEGY

                Substantial doubt about our ability to continue as a going concern exists. Our audited financial statements for the period ended December 30, 2023 were prepared on the assumption that we would continue as a going concern. Those financial statements and the accompanying opinion of our auditor expressed a substantial doubt about our ability to continue as a going concern. Those audited financial statements did not include any adjustments that might result from the outcome of this uncertainty. Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

Our ability to continue as a going concern is also subject to, among other factors, our ability to collect receivables from our clients when due and to invoice our customers in a timely manner. Under the typical payment terms of our fixed-price contracts, the customer pays us progress payments. These progress payments are based on quantifiable measures of performance or on the achievement of specified events or milestones. If these events or milestones are delayed, it will negatively impact the timing of our cash receipts, which affects our ability to pay our employees and suppliers. If we are not able collect our receivables when due from our clients, our cash flow will be negatively impacted which could lead to us not being able to meet our current obligations.

Our limited borrowing capacity under our Credit Agreement, which matures on June 15, 2024, may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of March 2, 2024, we have outstanding borrowings of $1.2 million under the Credit Agreement, which matures on June 15, 2024. The terms of the Credit Agreement allow for an additional term loan of $50,000 at the lender’s discretion. The limited borrowing capacity under the Credit Agreement may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

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

Our debt obligations may limit our financial flexibility. As of March 2, 2024, we had a total of approximately $1.2 million in debt outstanding under the Credit Agreement, which matures on June 15, 2024. We may incur additional debt in order to fund our operational activities. A higher level of indebtedness increases the risk that our financial flexibility may deteriorate. Our ability to meet our debt obligations and service our debt depends on future performance. General economic conditions, commodity prices, and financial, business and other factors may affect our operations and our future performance. Many of these factors are beyond our control and we may not be able to generate sufficient cash flow to pay the debt, and future working capital, borrowings and equity financing may not be available to pay or refinance such debt.

Failure to maintain effective disclosure controls and procedures and internal controls over financial reporting could have an adverse effect on the Company’s operations and the trading price of the Company’s common stock. Effective internal controls are necessary for the Company to provide reliable financial reports, effectively prevent fraud and operate successfully as a public company. If the Company cannot provide reliable financial reporting or effectively prevent fraud, the Company’s reputation and operating results could be harmed. If the Company is unable to maintain effective disclosure controls and procedures and internal controls over financial reports, the Company may not be able to provide reliable financial reporting, which in turn could affect the Company’s operating results or cause the Company to fail to meet its reporting obligations. Ineffective internal controls could also cause investors to lose confidence in reported financial information, which could negatively affect the trading price of the Company’s common stock, limit the ability of the Company to access capital markets in the future, and require additional costs to improve internal control systems and procedures.

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

Anticipated future prices for oil and natural gas are a primary factor affecting spending by our clients. Historically, the markets for oil and natural gas have been volatile and lower prices or volatility in prices for oil and natural gas typically decreases spending by our clients, which can cause rapid and material declines in demand for our services and in the prices we are able to charge for our services. Further, a sustained period of lower prices and volatility in prices for oil and natural gas can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry. The Russia-Ukraine war, the Israel-Palestine conflict, Houthi attacks in the Red Sea, and Iranian activities in the Strait of Hormuz are having various impacts on the global and United States economy, including increased inflation, substantial increases in the prices of oil and natural gas, large Western companies ceasing to do business in Russia and uncertain capital markets with declines in the leading market indexes.  The duration of these conflicts and its impact on our business are uncertain, but it is likely to continue causing disruption and instability which may lead to additional volatility in prices for oil and natural gas.

We derive a portion of our revenue from U.S. federal, state and local government agencies, and as a result, any disruption in government funding, any change in our ability to comply with various procurement laws and regulations as a U.S. Government contractor, or any exercise by the U.S. Government of certain rights to modify, delay, curtail, renegotiate, or terminate existing contracts for convenience could adversely affect our business. In 2023, we generated approximately 20.9% of our revenue from contracts with U.S. federal, state and local government agencies. A significant amount of this revenue is derived under multi-year contracts, many of which are appropriated on an annual basis. As a result, at the beginning of a project, the related contract may be only partially funded, and additional funding is normally committed only as appropriations are made in each subsequent year. Our backlog includes only the portion of the contract award for which funding has been appropriated. Whether appropriations are made, and the timing of payment of appropriated amounts, may be influenced by numerous factors that could affect our U.S. Government contracting business, including the following:

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

Our focus on three operating segments could subject us to increased costs and related risks and may not achieve the intended results. Focusing our business activities on three operating segments could subject us to increased costs and related risks and we may not achieve the intended results. These initiatives may require additional investments by the Company and additional attention from management, and if not successful, we may not realize the return on our investments as anticipated or our operating results could be adversely affected by slower than expected sales growth or additional costs.

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

Our dependence on one or a few customers could adversely affect us. One or a few clients have in the past and may in the future contribute a significant portion of our consolidated revenue in any one year or over a period of several consecutive years. In 2023, our top three clients accounted for 18.0%, 16.2% and 6.8% of our revenue, respectively, and our ten largest customers accounted for 70.8% of our revenue. As our backlog frequently reflects multiple projects for individual clients, one major customer may comprise a significant percentage of our backlog at any point in time. Because these significant customers generally contract with us for specific projects, we may lose them in other years as their projects with us are completed. If we do not continually replace them with other customers or other projects, our business could be materially adversely affected. Also, the majority of our contracts can be terminated at will. Although we have long-standing relationships with many of our significant customers, our contracts with these customers are on a project-by-project basis and the customers may unilaterally reduce or discontinue their purchases at any time. In addition, dissatisfaction with the results of a single project could have a much more widespread impact on our ability to get additional projects from a single major client. The loss of business from any one of such customers could have a material adverse effect on our business or results of operations.

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

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of December 30, 2023, our backlog was $13.3 million. We expect a majority of this backlog to be completed in 2024. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The markets for oil and natural gas have been volatile which can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

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

Force majeure events such as natural disasters or global or national health epidemics or concerns, such as the COVID-19 coronavirus outbreak, could negatively impact the economy and the industries we service, which may negatively affect our financial condition, results of operations and cash flows. Force majeure events, such as hurricanes or global or national health epidemics or concerns, such as the COVID-19 coronavirus outbreak, could negatively impact the economies of the areas in which we operate. For example, in 2017 Hurricane Harvey caused considerable damage along the Gulf Coast not only to the refining and petrochemical industry, but also the commercial segment which competes for labor, materials and equipment resources needed throughout the entire United States. In some cases, we remain obligated to perform our services after a natural disaster even though our contracts may contain force majeure clauses. In those cases, if we are not able to react quickly and/or negotiate contractual relief on favorable terms to us, our operations may be significantly and adversely affected, which would have a negative impact on our financial condition, results of operations and cash flows.

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

RISKS RELATED TO OUR COMMON STOCK OUTSTANDING

The trading price of our stock may continue to be volatile, which could cause you to lose part or all of your investment. The stock market in general has experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. In particular, the trading price of our common stock has been highly volatile and could continue to be subject to wide fluctuations in response to various factors, some of which are beyond our control. During the past twelve months, the sales price of our stock ranged from a low of $1.01 per share in February 2024 to a high of $5.84 per share in March 2023. As a result of this volatility, our stock could experience rapid and substantial decreases in price, and you may be able to sell our stock only at a substantial loss to the price at which you purchased our stock.

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

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could affect the price of our common stock and liquidity and reduce our ability to raise capital. Our common stock is currently listed on Nasdaq. Nasdaq has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market. On November 27, 2023, we received written notice from Nasdaq indicating that we are not in compliance with Listing Rule 5550(b) for continued listing due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity. Nasdaq also determined that we do not meet the alternatives of market value of listed securities or net income from continuing operations for continued listing.

The notice has no immediate effect on the listing of our common stock, and our common stock will continue to trade on Nasdaq under the symbol “ENG” at this time. We subsequently submitted a plan to regain compliance and based on such submission, Nasdaq granted us an extension of time until May 27, 2024 to regain compliance with Listing Rule 5550(b). To regain compliance, the Company must have a minimum $2,500,000 stockholders’ equity, $35,000,000 market value of listed securities, or $500,000 net income from continuing operations before May 27, 2024.

If we do not regain compliance within the allotted compliance period(s), including any extensions that may be granted by Nasdaq, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal the Nasdaq Staff’s determination to a Nasdaq Listing Qualifications Panel and request a hearing.

We intend to monitor the value of our stockholder’s equity balance and the value of our common stock and consider our available options to resolve the noncompliance matter with the minimum stockholder’s equity requirement. No determination regarding our response has been made at this time. There can be no assurance that we will be able to regain compliance with the minimum stockholder’s equity requirement or will otherwise be in compliance with other Nasdaq listing criteria.

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

A small number of stockholders own a significant portion of our outstanding common stock, thus limiting the extent to which other stockholders can effect decisions subject to stockholder vote. Directors, executive officers and principal stockholders of ENGlobal and their affiliates, beneficially own approximately 34.5% of our outstanding common stock on a fully diluted basis as of the date of this Report. Accordingly, these stockholders, as a group, are able to affect the outcome of stockholder votes, including votes concerning the adoption or amendment of provisions in our Articles of Incorporation or bylaws and the approval of mergers and other significant corporate transactions.

The existence of these levels of ownership concentrated in a few persons makes it unlikely that any other holder of common stock will be able to affect the management or direction of the Company. These factors may also have the effect of delaying or preventing a change in management or voting control of the Company.

Our Board of Directors may authorize future sales of ENGlobal common stock, which could result in a decrease in the market value to existing stockholders of the shares they hold. Our Articles of Incorporation authorize our Board of Directors to issue up to an additional 69,843,417 shares of common stock and an additional 2,000,000 shares of undesignated preferred stock as of December 30, 2023. Subject to the terms of our Articles of Incorporation, these shares may be issued without stockholder approval unless the issuance is 20% or more of our outstanding common stock, in which case the NASDAQ requires stockholder approval. We may issue shares of stock in the future in connection with acquisitions or financings. In addition, we may issue restricted stock or options under our 2021 Long Term Incentive Plan. Future issuances of substantial amounts of common stock, or the perception that these sales could occur, may affect the market price of our common stock. In addition, the ability of the Board of Directors to issue additional stock may discourage transactions involving actual or potential changes of control of the Company, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.

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

ITEM 1C. CYBERSECURITY

Risk Management and Strategy

Securing our business information, intellectual property, customer and employee data and technology systems is essential for the continuity of our business, meeting applicable regulatory requirements and maintaining the trust of our stockholders. Cybersecurity is an important and integrated part of our enterprise risk management function that identifies, monitors and mitigates business, operational and legal risks.

To help protect us from a major cybersecurity incident that could have a material impact on operations or our financial results, we have implemented policies and controls, including investments in technology tools that focus on cybersecurity incident prevention, identification and mitigation. The steps we have taken to reduce our vulnerability to cyberattacks and to mitigate impacts from cybersecurity incidents include, but are not limited to: software tools to collect, aggregate, and analyze volumes of data from an organization’s applications, devices, servers, and users in real-time so security teams can detect and block attacks, establishing information security policies and standards, implementing information protection processes and technologies, and monitoring our information technology systems for cybersecurity threats. We engage a consulting firm on an annual basis to help us test the effectiveness of our internal controls over financial reporting, which includes general controls related to IT. We are currently working with them to update our control environment to include key controls designed to reduce the risks of cybersecurity threats.  We also require third-party service providers to provide an annual SOC-1 report, which includes among other assurances that controls are in place to maintain the confidentiality and privacy of the information processed by the service organization. In addition, we annually purchase a cybersecurity risk insurance policy that would help defray the costs associated with a covered cybersecurity incident if it occurred.

Governance

Our Board of Directors is actively engaged in overseeing and reviewing our strategic direction and objectives of the Company, taking into account our risk profile and related exposures, including oversight of risks from cybersecurity threats. As part of this oversight function and the recognition of the increasing exposure of cybersecurity threats, the Company is in the process of working with the Board on measures to strengthen our cybersecurity program and establishing a more formal process to evaluate and enhance the effectiveness of our cybersecurity policies and procedures. Our management team is responsible for managing risk and bringing to the Board’s attention any material near-term and long-term risks to the Company, including risks from cybersecurity threats.

Our cybersecurity risk management team is comprised of technically skilled IT professionals with experience in preventing, detecting, mitigating and remediating cybersecurity incidents and testing cybersecurity processes under the leadership of our IT Director, who reports to our Chief Executive Officer. The team works in close coordination with the Chief Financial Officer and Chief Executive Officer on cybersecurity risk management matters. Our IT Director has over 20 years of experience in cybersecurity, data security, IT infrastructure and cloud services. He holds a Bachelor’s Degree of Commerce from the University of Karachi.

We have not identified any risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our operations, business strategy, regulatory compliance, results of operations, or financial condition

ITEM 2. PROPERTIES

We lease space in five locations in the U.S. totaling approximately 179,877 square feet. The leases have remaining terms ranging from fourteen months to 104 months and are on terms that we consider commercially reasonable.

We have ceased our operations at our Brookshire, Texas and Monahans, Texas facilities and are in discussions with the respective landlords to determine alternatives for these two locations.

Our principal office is located in Houston, Texas. Approximately 61,438 square feet of our total office space is designated for our professional, technical and administrative personnel. We believe that our office and other facilities are well maintained and adequate for existing and planned operations at each operating location. Our Commercial segment performs assembly services in its Houston, Texas integration facility with approximately 81,089 square feet of space.

Location	Square Feet
Brookshire, TX	45,000
Houston, TX	26,006
Houston, TX (Portwall)	81,089
Tulsa, OK	24,182
Monahans, TX	3,600
179,877

ITEM 3. LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries may be involved in various legal proceedings or may be subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Except as described in Note 16—Commitments and Contingencies to our consolidated financial statements under Item 8 of this Report, as of the date of this Report, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows.

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

As of December 30, 2023, approximately 39 stockholders of record held our common stock. We do not have information regarding the number of holders of beneficial interests in our common stock.

Issuer Purchases of Equity Securities

The following table sets forth certain information with respect to repurchases of our common stock for the fourth quarter of 2023:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
October 1, 2023 to October 28, 2023	—	—	—	$—
October 29, 2023 to November 25, 2023	—	—	—	$—
November 26, 2023 to December 30, 2023	—	—	—	$—
Total	—	—	161,308	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of December 30, 2023, the Company had purchased and retired 161,308 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

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

We have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to our clients which include (i) Engineering, (ii) Automation, and (iii) Government Services.

We have made significant reductions in our overhead structure as part of the internal business reorganization that we started in the first quarter of 2023. These cost reductions were primarily in headcount across all segments to better align the number of administrative staff needed to support our current volume of work and re-organize our corporate structure. We continue to evaluate our headcount and will reduce it as necessary to better align our costs with the volume of the business.

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

Results of Operations

Our revenue is comprised of services revenue and the sale of engineered modular solutions. We generally recognize service revenue as soon as the services are performed. During 2023, we worked on 225 projects ranging in size from $1 thousand to $14.2 million. The average size of the projects during 2023 was $509 thousand and we recorded an average revenue of $174 thousand per project.

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

Comparison of the years ended December 30, 2023 and December 31, 2022

The following table set forth below, for the years ended December 30, 2023 and December 31, 2022, provides financial data that is derived from our consolidated statements of operations (amounts in thousands, except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the year ended December 30, 2023:
Revenue	$30,072	$8,964	$—	$39,036	100.0%
Gross profit (loss)	(2,048)	1,682	—	(366)	(0.9)%
SG&A	9,034	537	4,956	14,527	37.2%
Operating income (loss)	(11,082)	1,145	(4,956)	(14,893)	(38.2)%
Other income, net				63
Interest expense, net				(219)
Tax expense				(104)
Net loss				(15,153)	(38.8)%
Basic and diluted loss per share				$(3.03)

	Commercial	Government Services	Corporate	Consolidated
For the year ended December 31, 2022:
Revenue	32,096	8,093	—	40,189	100.0%
Gross profit (loss)	(5,887)	1,675	—	(4,212)	(10.5)%
SG&A	8,608	740	4,767	14,115	35.1%
Operating income (loss)	(14,495)	935	(4,767)	(18,327)	(45.6)%
Other income, net				75
Interest expense, net				(223)
Tax expense				(39)
Net loss				(18,514)	(46.1)%
Basic and diluted loss per share				(4.16)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(2,024)	$871	$—	$(1,153)	(2.9)%
Gross profit (loss)	3,839	7	—	3,846	(91.3)%
SG&A	426	(203)	189	412	2.9%
Operating income (loss)	3,413	210	(189)	3,434	(18.7)%
Other income, net				(12)
Interest expense, net				4
Tax expense				(65)
Net loss				3,361	(18.2)%
Basic and diluted loss per share				$1.13

Revenue – Overall, our revenue for the year ended December 30, 2023, as compared to the year ended December 31, 2022, decreased $1.2 million, or 2.9%, to $39.0 million from $40.2 million. Revenue from the Commercial segment decreased $2.0 million, or 6.3%, to $30.1 million for the year ended December 30, 2023, as compared to $32.1 million for the comparable period in 2022. Revenue from the Government Services segment increased $0.9 million, or 10.8%, to $9.0 million for the year ended December 30, 2023 as compared to $8.1 million for the comparable period in 2022. Our 2023 revenue for the Commercial segment decreased primarily due to the completion of projects in the renewables, construction, field services and fabrication businesses that we exited in 2023. Our 2023 revenue for the Government Services segment increased primarily due to the settlement of a legal matter on one of our projects.

Gross Profit (Loss) – Gross loss for the year ended December 30, 2023 was $0.4 million, a decrease of $3.8 million, or 91.3%, from a gross loss of $4.2 million for the comparable period in 2022. Gross loss margin was 0.9% for the year ended December 30, 2023, a decrease from the 10.5% gross loss margin for the year ended December 31, 2022.

Gross loss in our Commercial segment decreased $3.8 million, or 65.2%, to a gross loss of $2.0 million and a gross loss margin of 6.8% for the year ended December 30, 2023 as compared to a gross loss of $5.9 million and gross loss margin of 18.3% for the year ended December 31, 2022. The decrease in gross loss margin is primarily attributable to the decision to stop self-performing low margin projects in 2023 in addition to the impairment of the license agreement acquired during 2022 with no similar occurrence in 2023.

Gross profit in the Government Services segment was $1.7 million for the years ended December 30, 2023 and December 31, 2022. Gross profit margin decreased 1.9% to 18.8% for the year ended December 30, 2023 from a gross profit margin of 20.7% for the year ended December 31, 2022. The decrease in gross profit margin is due cost overruns and rework done on a large project partially offset by an increase from a settlement of a legal matter on one  project.

Selling, General and Administrative – Overall, our SG&A expenses increased by $0.4 million for the year ended December 30, 2023 as compared to the year ended December 31, 2022. This increase in SG&A was driven by increases in bad debt expense of $0.4 million, legal expense of $0.4 million, accounting expenses of $0.1 million, and lease impairment charges of $1.8 million, partially offset by decreases in salary expense of $2.0 million, travel expense of $0.2 million, and other software expenses of $0.1 million. We continue to focus on reducing expenses to keep our costs in line with our revenue levels. These cost reduction measures include reducing headcount and reducing office and shop space.

Other income, net – Other income, net of expense, remained unchanged for the year ended December 30, 2023 as compared to the year ended December 31, 2022.

Tax expense – Tax expense was $0.1 million for the year ended December 30, 2023 and December 31, 2022.

Net Income (Loss) – Net loss for the year ended December 30, 2023 was $15.2 million compared to a net loss of $18.5 million for the year ended December 31, 2022, primarily as a result of the increase in gross loss due to our decision to stop self-performing construction, field services and fabrication work.

Liquidity and Capital Resources

Overview

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the Credit Agreement. Our cash decreased to $0.6 million at December 30, 2023 from $3.5 million at December 31, 2022, as our operating activities used approximately $4.8 million in net cash during the year ended December 30, 2023 primarily due to cash used to fund our operating loss. Our working capital (deficit) as of December 30, 2023 was $(2.2) million as compared to $7.1 million as of December 31, 2022.

On June 15, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to us (collectively, the “Term Loans”). The Credit Agreement provides for an initial term loan of $1,000,000 and, under certain conditions, an additional term loan of $250,000. During the one-year term of the loan, the Company will make interest-only payments on a quarterly basis. The loan carries an annual interest rate of 8.5% and has an origination fee of 0.5%, payable upon maturity.  As of December 30, 2023, we were in compliance with all of the covenants under the Credit Agreement. The Credit Agreement matures on June 15, 2024. As of March 2, 2024, we had outstanding borrowings of $1.2 million under the Credit Agreement, with additional borrowing capacity of $50,000 at the lender’s discretion.

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 496,375 shares (the “Shares”) of the Company’s common stock, at an offering price of $6.80 per Share in a registered direct offering. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 496,375 shares of the Company’s common stock (the “Warrants”). The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company intends to use the net proceeds of the offering for working capital and general corporate purposes.

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of December 30, 2023 approximately $1.9 million of our trade payables have a payment schedule agreement.

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

Cash Flows from Operating Activities

Operating activities used approximately $4.8 million in net cash during the year ended December 30, 2023 primarily due to cash used to fund our operating loss of $15.2 million, a $0.6 million increase in accrued compensation and benefits, and a $0.3 million increase in other current liabilities, partially offset by a $2.6 million increase in trade payables, a $2.1 million decrease in other current assets, a $1.9 million decrease in contract assets net of contract liabilities, $1.8 million from the impairment of ROU assets, a $1.2 million decrease in trade accounts receivable, $0.9 million of depreciation and amortization, $0.3 million of share-based compensation, $0.3 million from the disposal of fixed assets, and a $0.1 million increase in income taxes payable. Operating activities used approximately $14.5 million in net cash during the year ended December 31, 2022 primarily due to cash used to fund our operating loss of $18.5 million, a $1.9 million increase in contract assets net of contract liabilities, a $1.4 million decrease in contingent consideration, and a $0.2 million decrease in accrued compensations and benefits, partially offset by a $2.5 million increase in trade payables, a $2.5 million impairment of intangible assets, a $0.9 million decrease in other current assets due to a partial refund of the employee retention credit, $0.2 million of share-based compensation, a $0.4 million increase in other current liabilities, $0.9 million of depreciation and amortization, and $0.1 million from other components of working capital.

Cash Flows from Investing Activities

Investing activities used cash of $0.1 million for the year ended December 30, 2023 primarily for the build-out of our integration facility and computer hardware. Investing activities used cash of $1.5 million during the year ended December 31, 2022 primarily related to the Calvert acquisition as discussed in Part II, Item 8, Note 18, and the purchase of computer hardware and software, and machinery and equipment to outfit our fabrication and field services businesses.

Cash Flows from Financing Activities

Financing activities provided $2.1 million of cash for the year ended December 30, 2023 primarily due to proceeds received from the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, and the Credit Agreement entered into during the second quarter of 2023, partially offset by cash used for payments for our finance equipment leases and the repayment of the Revolving Credit Facility.  Financing activities provided cash of $0.3 million during the year ended December 31, 2022 due to proceeds from borrowings on the Revolving Credit Facility partially offset by payments on finance leases.

Contractual Obligations

The Company is obligated to make future cash payments under the Credit Agreement, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of December 30, 2023 (in thousands):

	Payment Due by Fiscal Period
	2024	2025	2026	2027	2028 and thereafter
Operating and finance leases	$2,224	$1,663	$1,159	$1,016	$3,171
Credit Agreement	1,047	—	—	—	—
Other liabilities(1)	465	—	—	—	—
Total	$3,736	$1,663	$1,159	$1,016	$3,171

(1)	Other liabilities includes short-term notes payable

Stock Repurchase Program

On April 21, 2015, the Company announced that our Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We were not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 30, 2023, the Company had purchased and retired 161,308 shares at an aggregate cost of $1.6 million under this repurchase program During the years ended December 30, 2023 and December 31, 2022, no shares were repurchased. Management does not intend to repurchase any shares in the near future.

Accounts Receivable

We typically sell our products and services on short-term credit and seek to minimize our credit risk by performing credit checks and conducting our own collection efforts. Our trade accounts receivable decreased $1.2 million, or 16.0%, to $6.4 million as of December 30, 2023 compared to $7.6 million as of December 31, 2022. We incurred a bad debt expense of $2.2 million for the year ended December 30, 2023 due to a contract dispute with a customer during the second quarter of the year. Our allowance for uncollectible accounts was $4.3 million as of December 30, 2023 and $2.1 million as of December 31, 2022 and increased as a percentage of trade accounts receivable to 42.9% for 2023 from 23.5% for 2022.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The audited financial information below is attached hereto and made part hereof:

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of

ENGlobal Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of ENGlobal Corporation (the “Company”) as of December 30, 2023 and December 31, 2022, the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 30, 2023 and December 31, 2022, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has utilized significant cash in operations that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Determination of Estimated Costs to Complete for Fixed Price Contracts

As described in Note 6 to the consolidated financial statements, total revenue of approximately $27,514,000 for the year ended December 30, 2023 was generated from fixed price contracts. For the Company’s fixed price contracts, because of control transferring over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products or services to be provided. The Company uses the cost-to-cost measure of progress for its contracts because it best depicts the transfer of control to the customer which occurs as the Company incurs costs on the contracts. Under the cost-to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues, including estimated fees or profits, are recorded proportionally as costs are incurred. Management’s estimation of total cost at completion is subject to many variables and requires significant judgment. There are many factors which impact management’s estimate, including, but not limited to, the ability to properly execute the engineering, design and fabrication phases consistent with customers’ expectations, the availability and costs of labor and materials resources, productivity, weather, and level of success in the installation phase. Each of these factors can affect the accuracy of cost estimates, and ultimately, future profitability.

The principal considerations in our determination that revenue recognition, specifically determination of estimated costs to complete for fixed price contracts is a critical audit matter are the complexity of these estimates and exercise of significant judgment by management when developing these estimates for fixed price contracts. This, in turn, led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence related to the estimates of costs to complete.

The primary procedures we performed to address this critical audit matter included:

•	Evaluating management’s process and methodology for developing estimated costs to complete.
•	Identifying, evaluating and testing significant assumptions utilized by management, including:
o	Obtaining executed purchase orders, agreements, and support for actual costs incurred.
o	Discussing progress of contract completion with management.
o	Performing corroborative inquiries of appropriate project managers.
o	Confirming contract terms, billings, and estimated completion dates with customers.
o	Performing a look-back analysis on completed contracts during the year to assess variances between actual and prior year estimated costs to complete.
•	Testing the completeness, accuracy and relevance of the underlying data used in developing estimated costs to complete, including:
o	Testing the accuracy and occurrence of the actual costs incurred to-date.

Operating Lease Right-of-Use Asset Impairment Evaluation

As described in Note 8 to the consolidated financial statements, the Company performs an evaluation on an annual basis, or sooner if a triggering event has occurred, of the recoverability related to the carrying value of its long-lived assets by comparing the carrying value to the estimated undiscounted cash flows. If it is determined that an asset is not recoverable, an impairment charge is recognized in the amount by which the carrying value of the asset exceeds its fair value. During 2023, the Company ceased operations at its fabrication facility in Brookshire, Texas, which resulted in management recording an impairment charge of $1.6 million on its operating lease right-of-use (“ROU”) assets

We identified the impairment evaluation of ROU assets as a critical audit matter because of significant judgements made by management to estimate the fair value of the ROU assets. This required a high degree of auditor judgement and an increased extent of effort, including the need to involve internal valuation specialists, when performing audit procedures and gathering audit evidence to evaluate the reasonableness of management’s estimates and assumptions.

The primary procedures we performed to address this critical audit matter included:

•	Testing management’s identification of triggering events for assessing impairment of long-lived assets. We corroborated key events through review of board minutes, external press releases, and inquiry of management.

•	Evaluating key management assumptions used to estimate fair value of the ROU assets by comparison to external market information.

•	Utilizing valuation specialist with specialized skills and knowledge to assist in testing the forecasted cash flows.

•	Testing the mathematical accuracy of management’s fair value calculations.

/s/ Moss Adams LLP

Houston, Texas

March 29, 2024

We have served as the Company’s auditor since 2017.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(amounts in thousands, except share and per share amounts)

	December 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash	$615	$3,464
Trade receivables, net of allowances of $4,336 and $2,129	6,432	7,644
Prepaid expenses and other current assets	992	1,580
Payroll taxes receivable	102	1,547
Contract assets	3,296	4,934
Total Current Assets	11,437	19,169
Property and equipment, net	1,360	1,757
Goodwill	720	720
Other assets
Right-of-use asset	5,079	8,072
Deposits and other assets	191	305
Total Other Assets	5,270	8,377
Total Assets	$18,787	$30,023

LIABILITIES AND STOCKHOLDERS’ EQUITY(DEFICIT)

Current Liabilities:
Accounts payable	$7,005	$4,454
Accrued compensation and benefits	1,445	2,002
Current portion of operating leases	1,726	1,638
Current portion of finance leases	263	211
Contract liabilities	1,195	956
Other current liabilities	977	1,134
Short-term debt	1,047	1,661
Total Current Liabilities	13,658	12,056

Long-term unearned revenue	375	425
Long-term operating leases	5,761	6,669
Long-term finance leases	548	548
Total Liabilities	20,342	19,698
Commitments and Contingencies (Note 16)
Stockholders’ Equity (Deficit):
Common stock - $0.001 par value; 75,000,000 shares authorized; 5,156,583 shares issued and outstanding at December 30, 2023 and 4,475,078 shares issued and outstanding at December 31, 2022	5	4
Additional paid-in capital	61,354	58,082
Accumulated deficit	(62,914)	(47,761)
Total Stockholders’ Equity (Deficit)	(1,555)	10,325
Total Liabilities and Stockholders’ Equity (Deficit)	$18,787	$30,023

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(amounts in thousands, except per share amounts)

	Year Ended December 30,	Year Ended December 31,
	2023	2022

Operating revenues	$39,036	$40,189
Operating costs	39,402	44,401
Gross loss	(366)	(4,212)
Operating costs and expenses:
Selling, general, and administrative expenses	14,527	14,115
Operating loss	(14,893)	(18,327)
Other income (expense)
Interest expense, net	(219)	(223)
Other income, net	63	75
Loss before income taxes	(15,049)	(18,475)

Provision for federal and state income taxes	(104)	(39)

Net loss	$(15,153)	$(18,514)

Basic and diluted loss per common share	$(3.03)	$(4.16)

Basic and diluted weighted average shares used in computing loss per share:	4,996	4,447

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICT)

(amounts in thousands)

	Year Ended December 30,	Year Ended December 31,
	2023	2022

Common Stock
Balance at beginning of year	$4	$4
Common stock issued	1	—
Balance at end of year	5	4

Additional Paid-in Capital
Balance at beginning of year	58,082	57,435
Common stock issued, net	180	525
Fair value of warrants at issuance date	2,782	—
At-the-market offering costs	—	(97)
Share-based compensation – employees	310	219
Balance at end of year	61,354	58,082

Accumulated Deficit
Balance at beginning of year	(47,761)	(29,247)
Net loss	(15,153)	(18,514)
Balance at end of year	(62,914)	(47,761)

Total Stockholders’ Equity (Deficit)	$(1,555)	$10,325

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(amounts in thousands)

	Year Ended December 30, 2023	Year Ended December 31, 2022
Cash Flows from Operating Activities:
Net loss	$(15,153)	$(18,514)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	933	933
Share-based compensation expense	310	219
Loss on disposal of fixed assets	261	13
Contingent consideration revaluation	—	(1,409)
Impairment of intangible asset	—	2,503
Impairment of ROU assets	1,795	—
Changes in current assets and liabilities:
Trade accounts receivable	1,212	48
Contract assets	1,638	(757)
Other current assets	2,147	898
Accounts payable	2,551	2,453
Accrued compensation and benefits	(557)	(181)
Contract liabilities	239	(1,098)
Income taxes payable	53	(38)
Other current liabilities, net	(260)	394
Net cash used in operating activities	$(4,831)	$(14,536)

Cash Flows from Investing Activities:
Property and equipment acquired	(174)	(602)
Proceeds from sale of property and equipment	45	—
Asset acquisition, net of cash acquired	—	(904)
Net cash used in investing activities	$(129)	$(1,506)

Cash Flows from Financing Activities:
Issuance of common stock and warrants, net	2,962	—
Payments on finance leases	(237)	(224)
At-the-market offering costs	—	(97)
Proceeds from Credit Agreement	1,047	—
Proceeds (payments) from revolving credit facility	(1,661)	625
Net cash provided by financing activities	$2,111	$304
Net change in cash	(2,849)	(15,738)
Cash at beginning of year	3,464	19,202
Cash at end of year	$615	$3,464

Supplemental disclosure of cash flow information:
Cash paid during the year for interest	$219	$223
Fair value of warrants at issuance date	$2,782	$—
Right of use assets obtained in exchange for new operating lease liability	$524	$4,864
Leased assets obtained in exchange for new finance lease liabilities	$289	$67
Asset acquisition, common stock issued	$—	$525
Cash paid during the year for income taxes (net of refunds)	$57	$52

See accompanying notes to consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Operations – ENGlobal Corporation is a Nevada corporation formed in 1994. Unless the context requires otherwise, references to “we”, “us”, “our”, “the Company” or “ENGlobal” are intended to mean the consolidated business and operations of ENGlobal Corporation. Our business operations consist of providing  innovative, delivered project solutions to our clients by combining our vertically-integrated engineering and professional project execution services with our automation and systems integration expertise primarily to the energy industry. Please see “Note 14 – Segment Information” for a description of our segments and segment operations.

Basis of Presentation – The accompanying consolidated financial statements and related notes present our consolidated financial position as of December 30, 2023 and December 31, 2022, and the results of our operations, cash flows and changes in stockholders’ equity for the 52 week period ended December 30, 2023 and for the 53 week period ended December 31, 2022 (herein referred to as years). They are prepared in accordance with accounting principles generally accepted in the United States of America. In preparing financial statements, management makes informed judgments and estimates that affect the reported amounts of assets and liabilities as of the date of the financial statements and affect the reported amounts of revenues and expenses during the reporting periods. On an ongoing basis, management reviews its estimates, including those related to percentage-of-completion contracts in progress, litigation, income taxes, impairment of long-lived assets and fair values. Changes in facts and circumstances or discovery of new information may result in revised estimates. Actual results could differ from these estimates.

Reverse Stock Split – We effected a one-for-eight reverse stock split on November 30, 2023. There was no net effect on total stockholders’ equity, and the par value per share of our stock remains at $0.001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

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

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds,, and borrowings under the Credit Agreement, as defined below.

On June 15, 2023, the Company entered into a Credit Agreement (the “Credit Agreement”) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to the Company (collectively, the “Term Loans”).

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 496,375 shares (the “Shares”) of the Company’s common stock, at an offering price of $6.80 per Share in a registered direct offering. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 496,375 shares of the Company’s common stock (the “Warrants”). The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company used the net proceeds of the offering for working capital and general corporate purposes.

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of December 30, 2023 approximately $1.9 million of our trade payables have a payment schedule agreement.

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

Receivables – Our components of trade receivables include amounts billed, amounts unbilled, retainage and allowance for credit losses. Subject to our allowance for credit losses, all amounts are believed to be collectible within a year. There are no amounts unbilled representing claims or other similar items subject to uncertainty concerning their determination or ultimate realization. In estimating the allowance for credit losses, we consider the length of time receivable balances have been outstanding, historical collection experience, current economic conditions and customer specific information. When we ultimately conclude that a receivable is uncollectible, the balance is charged against the allowance for credit losses. The Company has adopted ASC 2016-13, which measures impairment on financial assets at amortized cost, including trade receivable and contract assets. Estimates of expected credit losses are recorded at inception, based on historical information, current conditions, and reasonable and supportable forecasts. The Company adopted ASU 2016-13 effective January 1, 2023. The adoption of ASU 2016-13 did not have a material impact on its condensed consolidated financial statements.

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

Our businesses or product lines are largely dependent on a few relatively large customers. Although we believe we have an extensive customer base, the loss of one of these large customers or if such customers were to incur a prolonged period of decline in business, our financial condition and results of operations could be adversely affected. Two customers provided more than 10% each of our consolidated operating revenues for the year ended December 30, 2023 (18.0% within our Government Services segment and 16.2% within our Commercial segment). For the year ended December 31, 2022, two customers provided more than 10% each of our consolidated operating revenues (17.3% and 12.8%).  Amounts included in trade receivables related to these customers totaled $0.5 million and $0.3 million, respectively, at December 30, 2023 and $0.2 million and $3.7 million, respectively, at December 31, 2022. Three customers that have been specifically reserved for and not within the top 10% percent of revenue had an outstanding accounts receivable balance of $7.0 million as of December 30, 2023. One customer not within the top 10% percent of revenue had an outstanding accounts receivable balance of $1.6 million as of December 31, 2022.

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

The Company compares its fair value of a reporting unit and the carrying value of the reporting unit to measure goodwill impairment. Fair value was determined by applying discounted cash flows of the operating unit after allocation of certain corporate overhead. Estimating the cash flow of the operating unit requires the use of significant estimates and assumptions, including revenue growth rates, operating margins, discount rates and future market conditions, among others. It is possible that changes in market conditions, economy, facts, circumstances, judgments and assumptions used in estimating the fair value could change, resulting in possible impairment of goodwill in the future.

We performed a qualitative assessment of goodwill, which relates to Government Services, for each of the years ended December 30, 2023 and December 31, 2022. This assessment indicated that there was no impairment of goodwill for the years ended December 30, 2023 and December 31, 2022.

Impairment of Long-Lived Assets – We review our intangible license and property and equipment for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The recoverability of long-lived assets is measured by comparing the future undiscounted cash flows expected to result from the use and eventual disposition of the asset to the carrying value of the asset. Estimates of expected future cash flows represent management’s best estimate based on reasonable and supportable assumptions. If the carrying amount is not recoverable, an impairment loss is measured as the excess of the asset’s carrying value over its fair value. We assess the fair value of long-lived assets using commonly accepted techniques, and may use more than one method, including, but not limited to, recent third-party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. During  2023, we determined the carrying value of the ROU assets related to our fabrication and field services businesses were no longer recoverable and wrote the balance down to its estimated fair value.  The resulting impairment loss of $1.8 million is reflected within selling, general, and administrative expenses of the Commercial segment on the Consolidated Statement of Operations. During the fourth quarter of 2022, we determined the carrying amount of the license agreement acquired was no longer recoverable and wrote the balance down to its estimated fair value. Fair value was based on expected future cash flows using Level 3 inputs. The resulting impairment of $2.5 million was recorded within Operating Costs of the Commercial segment on the Consolidated Statement of Operations

Revenue Recognition – Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. The majority of our services are provided under time-and-material contracts. Some time-and-material contracts may have limits not to exceed. Revenue is not recognized over these limits until authorization by the client has been received.

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

Incremental Costs – Our incremental costs of obtaining a contract, which may consist of sales commission and proposal costs, are reviewed and those costs that are immaterial to the financial statements are expensed as they occur. Those costs that are deemed to be material to the contract are deferred and amortized over the period of contract performance. We classify incremental costs as current or noncurrent based on the timing of when we expect to recognize the expense. The current and noncurrent portions of incremental costs are included in prepaid expenses and other current assets and other assets, net, respectively in our consolidated balance sheet. We had no incremental costs that met our materiality threshold in 2023 or 2022.

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

Earnings per Share – Our basic earnings per share (“EPS”) amounts have been computed based on the weighted average number of shares of common stock outstanding for the period. Diluted EPS amounts include the effect of common stock equivalents associated with outstanding stock options, restricted stock awards and restricted stock units, if including such potential shares of common stock is dilutive. We only had restricted stock awards outstanding during 2023 and 2022.

Treasury Stock – We use the cost method to record treasury stock purchases whereby the entire cost of the acquired shares of our common stock is recorded as treasury stock (at cost). When we subsequently retire these shares, the cost of the shares acquired are recorded in common stock and additional paid-in capital. There were no treasury stock purchases in 2023 and 2022.

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

Related Parties – The Company entered into the Credit Agreement with Alliance, the family limited partnership of the Company’s Chairman and Chief Executive Officer, William A. Coskey, P.E.  We apply provisions of subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. The disclosures include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d)  amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

NOTE 3 – DETAIL OF CERTAIN BALANCE SHEET ACCOUNTS

The components of trade receivables, net as of December 30, 2023 and December 31, 2022, are as follows (amounts in thousands):

	2023	2022
Amounts billed	$10,106	$9,061
Amounts unbilled	662	619
Retainage	—	93
Less: Allowance for credit losses	(4,336)	(2,129)
Trade receivables, net	$6,432	$7,644

Trade receivables, net as of December 25, 2021 was $7.7 million.

The components of prepaid expense and other current assets are as follows as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Prepaid expenses	$793	$1,397
Other receivables – employee	—	19
Other receivable	94	35
Inventory	105	129
Prepaid expenses and other current assets	$992	$1,580

The components of other current liabilities are as follows as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Accrual for known contingencies	$—	$17
Customer prepayments	177	17
Warranty reserve	171	511
Gross receipts tax payable	3	—
Property tax payable	47	—
State income taxes payable	83	30
Unearned revenue	50	50
Insurance payable	446	509
Other current liabilities	$977	$1,134

Our accrual for known contingencies includes litigation accruals, if any. See “Note 16 – Commitments and Contingencies” for further information.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Computer equipment and software	$1,479	$1,500
Shop equipment	2,364	2,609
Furniture and fixtures	7	196
Leasehold improvements	340	828
Autos and trucks	100	100
	$4,290	$5,233
Accumulated depreciation and amortization	(2,930)	(3,476)
Property and equipment, net	$1,360	$1,757

Depreciation expense was $0.6 million and $0.5 million for the years ended December 30, 2023 and December 31, 2022, respectively.

NOTE 5 – REVENUE RECOGNITION

Our revenue by contract type are as follows (amounts in thousands):

	For the Years Ended
	December 30, 2023	December 31, 2022
Fixed-price revenue	$27,514	$30,050
Time-and-material revenue	11,522	10,139
Total Revenue	39,036	40,189

NOTE 6 – CONTRACTS

Costs, estimated earnings, and billings on uncompleted contracts consist of the following as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Costs incurred on uncompleted contracts	$23,318	$59,298
Estimated earnings on uncompleted contracts	3,602	4,464
Earned revenues	26,920	63,762
Less: billings to date	24,819	59,784
Net costs in excess of billings on uncompleted contracts	$2,101	$3,978

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,296	$4,934
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,195)	(956)
Net costs in excess of billings on uncompleted contracts	$2,101	$3,978

                Costs in excess of billings and billings in excess of costs on uncompleted contracts as of December 25, 2021 were $4.2 million and $2.1 million, respectively.

Revenue on fixed-price contracts is recorded primarily using the percentage-of-completion (cost-to-cost) method. Revenue and gross margin on fixed-price contracts are subject to revision throughout the lives of the contracts and any required adjustments are made in the period in which the revisions become known. To manage unknown risks, management may use contingency amounts to increase the estimated costs, therefore lowering the earned revenues until the risks are better identified and quantified or have been mitigated. We had $0.2 million of contingency as of December 30, 2023 compared to $1.0 million as of December 31, 2022. Losses on contracts are recorded in full as they are identified.

We recognize service revenue as soon as the services are performed. For clients that we consider higher risk, due to past payment history or history of not providing written work authorizations, we have deferred revenue recognition until we receive either a written authorization or a payment. We had $0.0 million in deferred revenue for the year ended December 30, 2023 and $0.2 million for the year ended December 31, 2022. This deferred revenue represents work on not to exceed contracts that has been performed but has not been billed or been recorded as revenue due to our revenue recognition policies as the work was performed outside the contracted amount without obtaining proper work order changes. It is uncertain as to whether these revenues will eventually be recognized by us or the proceeds collected. The costs associated with these billings have been expensed as incurred.

NOTE 7 – DEBT

The components of debt are as follows (amounts in thousands):

	December 30, 2023	December 31, 2022
Revolving Credit Facility (1)	$—	$1,661
Credit Agreement (2)	1,047	—
Priority Agreement (3)	—	—
Total debt	1,047	1,661
Amount due within one year	1,047	1,661
Total long-term debt	$—	$—

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

On June 15, 2023, the Company repaid in full all indebtedness outstanding under the Revolving Credit Facility. The Revolving Credit Facility was terminated on June 15, 2023

F-17

(2)

On June 15, 2023, the Company entered into the Credit Agreement with Alliance, pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to the Company (collectively, the “Term Loans”). In connection with entering into the Credit Agreement, (i) the Company and its subsidiaries, ENGlobal U.S., Inc., a Texas corporation, ENGlobal Government Services, Inc., a Texas corporation, and ENGlobal Technologies, LLC, a Texas limited liability company (collectively, the “Guarantors”), entered into a security agreement granting a security interest in favor of Alliance on substantially all of the Company’s and Guarantors’ assets to secure all of the indebtedness and other obligations owed to Alliance under the Credit Agreement and (ii) the Guarantors entered into a continuing guaranty pursuant to which the Guarantors guaranteed the payment of all indebtedness owed to Alliance.

The Credit Agreement provides for an initial term loan of $1,000,000 and, under certain conditions, an additional term loan of $250,000. During the one-year term of the loan, the Company will make interest-only payments on a quarterly basis. The loan carries an annual interest rate of 8.5% and has an origination fee of 0.5%, payable upon maturity.

The Credit Agreement matures on June 15, 2024.

(3)

On March 27, 2023, the Company entered into an invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement”). The agreement provides the flexibility to receive funds early for a subset of customers at a discount rate of 2.75% to 8.25% depending on the length of payment terms with the customer. The Company had no outstanding receivables factored through the Priority Agreement as of December 30, 2023. The Priority Agreement was terminated on January 23, 2024.

The future scheduled maturities of our debt are (amounts in thousands):

Credit Agreement
2024	$1,047
Thereafter	—
$1,047

NOTE 8 – LEASES

The Company leases land, office space and equipment. Arrangements are assessed at inception to determine if a lease exists and right-of-use (“ROU”) assets and lease liabilities are recognized based on the present value of lease payments over the lease term. Because the Company’s leases do not provide an implicit rate of return, the Company uses its incremental borrowing rate at the inception of a lease to calculate the present value of lease payments. The Company has elected to apply the short-term lease exception for all asset classes, excluding lease liabilities from the balance sheet and recognizing the lease payments in the period they are incurred.

The components of lease expense are as follows (amounts in thousands):

	Financial Statement Classification	Year ended December 30, 2023	Year ended December 31, 2022
Finance leases:
Amortization expense	SG&A Expense	$237	$204
Interest expense	Interest expense, net	52	44
		$289	$248
Operating leases:
Operating costs	Operating costs	762	491
Selling, general and administrative expenses	SG&A Expense	3,948	2,218
		$4,710	$2,709
Total lease expense		$4,999	$2,957

Supplemental balance sheet information related to leases are as follows (amounts in thousands):

	Financial Statement Classification	December 30, 2023	December 31, 2022
ROU Assets:
Operating leases	Right of Use asset	$5,079	$8,072
Finance leases	Property and equipment, net	795	761
Total ROU Assets:		$5,874	$8,833

Lease liabilities:
Current liabilities
Operating leases	Current portion of operating leases	$1,726	$1,638
Finance leases	Current portion of finance leases	263	211
Noncurrent Liabilities:
Operating leases	Long Term operating leases	5,761	6,669
Finance leases	Long Term finance leases	548	548
Total lease liabilities		$8,298	$9,066

The weighted average remaining lease term and weighted average discount rate are as follows:

	December 30, 2023	December 31, 2022
Weighted average remaining lease term (years)
Operating leases	6.6	7.3
Finance leases	3.1	3.7
Weighted average discount rate
Operating leases	10.2%	11.0%
Finance leases	9.1%	8.2%

Maturities of operating lease liabilities as of December 30, 2023 are as follows (dollars in thousands):

	Operating leases	Finance leases	Total

2024	$1,919	$305	$2,224
2025	1,395	268	1,663
2026	920	239	1,159
2027	951	65	1,016
2028 and thereafter	3,157	14	3,171
Total lease payments	8,342	891	9,233
Less: imputed interest	(855)	(80)	(935)
Total lease liabilities	$7,487	$811	$8,298

ROU assets recorded on a lessee’s balance sheet under ASC 842 are subject to the ASC 360-10 impairment guidance applicable to long-lived assets. When events or changes in circumstances indicate that the carrying amount of the asset group may not be recoverable (i.e., impairment indicators exist), the asset group is tested to determine whether an impairment exists. In 2023, the Company ceased operations at its fabrication facility in Brookshire, Texas and facility in Monahans, Texas.  The method used to measure the impairment loss was the held and use model under ASC 360-10-35. Under the held-and-used impairment model, there are two steps after a trigger is identified. The first step is referred to as the recoverability test, which involves comparing the carrying amount of the asset group to the undiscounted future expected cash flows of the asset group. If the carrying amount of the asset group is less than the undiscounted cash flows for the asset group, the lessee has passed the recoverability test, and no impairment charge should be recognized.

Under Step 2 of the held-and-used impairment model, the lessee compares the carrying amount of the asset group to its fair value. An asset group’s undiscounted cash flows used in the recoverability test (i.e., Step 1) and fair value used in Step 2 will be different amounts. Undiscounted cash flows do not take the time value of money into consideration, whereas fair value does take the time value of money into consideration. In addition, undiscounted cash flows are estimated using an entity-specific perspective, while fair value is estimated using a market-participant perspective. When the carrying amount of the asset group is higher than its fair value, an impairment loss exists. When the carrying amount of the asset group is lower than its fair value, an impairment loss does not exist.

During the third quarter of 2023, we determined the carrying amount of the ROU asset located in Monahans, Texas was no longer recoverable and wrote the balance down to its estimated fair value. Additionally, during the fourth quarter of 2023, we determined the carrying amount of the ROU asset located in Brookshire, Texas exceeded its  fair value by $1.6 million. The total impairment loss of $1.8 million was reported within the SG&A section of the Commercial segment on the Consolidate Statement of Operations. The discount rate used to measure the fair value of the ROU asset in Brookshire, Texas was 7.71%, which was based on the average WACC for market participants in the same industry since we believe this is the highest and best use of the facility.

NOTE 9 – EMPLOYEE BENEFIT PLANS

ENGlobal sponsors a 401(k) plan for its employees. The Company, at the direction of its Board of Directors, may make discretionary contributions. Our employees may elect to make contributions pursuant to a salary reduction agreement upon meeting age and length-of-service requirements. The Company matching contribution for the year ended December 30, 2023 was $0.3 million compared to $0.2 million in the year ended December 31, 2022.

NOTE 10 – STOCK COMPENSATION PLANS

The Company’s 2021 Long Term Incentive Plan (the “Long Term Incentive Plan”), currently provides for the aggregate issuance of up to 1,500,000 shares of common stock. The Long Term Incentive Plan provides for grants of non-statutory options, incentive stock options, restricted stock awards, performance shares, performance units, restricted stock units and other stock-based awards, in order to enhance the ability of ENGlobal to motivate current employees, to attract employees of outstanding ability and to provide for grants to be made to non-employee directors. At December 30, 2023, 5,376 shares of common stock are available to be issued pursuant to the Long Term Incentive Plan.

We recognized non-cash stock-based compensation expense related to our Long Term Incentive Plan and the expired Amended and Restated 2009 Equity Incentive Plan of $0.3 million for the year ended December 30, 2023 and $0.2 million for the year ended December 31, 2022.

Restricted Stock Awards – Restricted stock awards granted to non-employee directors are intended to compensate and retain the directors over the one-year service period commencing July 1 of the year of service. These awards generally vest in quarterly installments beginning September 30th of the year of grant, so long as the grantee continues to serve as a director of the Company as of each vesting date. In 2023, members of the Board of Directors received additional restricted stock awards in lieu of a cash payment for compensation of their service.

Restricted stock awards granted to employees generally vest in four equal annual installments on the anniversary date of grant, so long as the grantee remains employed full-time with us as of each vesting date. Restricted stock awards are generally issued as new shares at the time of grant. The grant-date fair value of restricted stock grants is determined using the closing quoted market price on the grant date. The restricted shares and weighted-average grant-date fair value has been recast to reflect the one-for-eight reverse stock split effected on November 30, 2023.

The following is a summary of the status of our restricted stock awards and of changes in restricted stock outstanding for the year ended December 30, 2023:

	Number of unvested restricted shares	Weighted-average grant-date fair value
Outstanding at December 31, 2022	11,622	$19.20
Granted	155,235	5.19
Vested	48,050	2.80
Forfeited	1,818	34.42
Outstanding at December 30, 2023	116,989	$2.96

As of December 30, 2023, there was $0.3 million of total unrecognized compensation cost related to unvested restricted stock awards which is expected to be recognized over a weighted-average period of 1.4 years.

During the year ended December 30, 2023, the Company granted the following restricted stock awards:

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
July 12, 2023	Directors (5)	142,860	$2.80	$400,008
August 9, 2023	Employees (4)	12,375	2.80	34,650

                During the year ended December 31, 2022, the Company granted the following restricted stock awards:

Date Issued	Issued to	Number of Shares	Market Price	Fair Value
June 9, 2022	Director (3)	14,313	$10.48	$150,000

NOTE 11 – TREASURY STOCK

On April 21, 2015, we announced that the Board of Directors had authorized the repurchase of up to $2.0 million of our common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. We are not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. As of December 30, 2023, the Company had purchased and retired 161,308 shares for $1.6 million under this program. The stock repurchase program was suspended from May 16, 2017 and was reinstated on December 19, 2018. No shares were repurchased during the years ended December 30, 2023 and December 31, 2022. Management does not intend to repurchase any shares in the near future.

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

NOTE 13 – FEDERAL AND STATE INCOME TAXES

The components of our income tax expense for the years ended December 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

	2023	2022
Current:
State	104	39
Total current	104	39
Deferred:
Federal	(20)	(37)
State	20	37
Total deferred	—	—
Total income tax expense	$104	$39

The following is a reconciliation of expected income tax benefit to actual income tax expense for the years ended December 30, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Federal income tax (benefit) at statutory rates	$(3,160)	$(3,888)
Foreign tax rate adjustment	(13)	122
State income tax, net of federal income tax effect	(71)	(256)
Nondeductible expenses	102	188
State return to accrual	(4)	30
Prior year adjustments and true-ups	(26)	61
Change in valuation allowance	3,276	3,782
Total tax expense	$104	$39

The components of the deferred tax asset (liability) consisted of the following as of December 30, 2023 and December 31, 2022 (amounts in thousands):

	2023	2022
Noncurrent Deferred tax assets
Federal and state net operating loss carryforward	$13,770	$12,006
Tax credit carryforwards	1,977	1,977
Allowance for uncollectible accounts	986	491
Accruals not yet deductible for tax purposes	448	548
Goodwill	112	177
Lease payable	1,696	1,897
Capitalized research & development expenses	1,748	1,086
Depreciation	8	—
Total noncurrent deferred tax assets	20,745	18,182
Less: Valuation allowance	(19,442)	(16,166)
Total noncurrent deferred tax assets, net	$1,303	$2,016
Noncurrent deferred tax liabilities:
Depreciation	—	(10)
Other	(108)	(116)
Right-of-use asset	(1,195)	(1,890)
Total noncurrent deferred tax liabilities	(1,303)	(2,016)
Net deferred tax assets/deferred tax Liabilities	$—	$—

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

The ultimate realization of the deferred tax assets depends on the ability to generate sufficient taxable income of the appropriate character and in the related jurisdiction in the future. In evaluating our ability to recover our deferred tax assets, we consider the available positive and negative evidence, including our past operating results, the existence of cumulative losses in the most recent years and our forecast of future taxable income. In estimating future taxable income, we develop assumptions, including the amount of pretax operating income, the reversal of temporary differences and the implementation of feasible and prudent tax planning strategies. These assumptions require significant judgment. During 2023, after evaluating all available evidence, we recorded a valuation allowance on all net deferred tax assets.

As of December 30, 2023, the Company has a gross federal net operating loss carry-forward of approximately $60.8 million, which will begin to expire in 2032. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), net operating losses (“NOL’s”) generated in tax year 2018 and forward have an indefinite carryforward but are limited to 80% of taxable income when utilized. For NOL’s incurred in tax year 2017 and prior, the limitation to 80% of taxable income does not apply, but the NOL’s are subject to expiration.

NOTE 14 – SEGMENT INFORMATION

Reporting Segments

Our operating segments are strategic business units that offer our services and products to customers in their respective industries. The operating performance is regularly reviewed with operational leaders in charge of these segments, the Chief Executive Officer (“CEO”), the Chief Financial Officer (“CFO”) and others. This group represents the chief operating decision maker (“CODM”) for ENGlobal.

Our three operating segments are: (i) Automation, (ii) Engineering, and (iii) Government Services.

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

Our Engineering group focuses on providing engineering, procurement, construction, and automation services as well as fabricated products to downstream refineries and petrochemical facilities as well as midstream pipeline, storage and other transportation related companies. These services are often applied to small capital improvement and maintenance projects within refineries and petrochemical facilities. For our transportation clients, we work on facilities that include pumping, compression, gas processing, metering, storage terminals, product loading and blending systems. This group also provides engineering, fabrication and automation services to clients who have operations in the U.S. oil and gas exploration and development markets. The operations are usually associated with the completion, purification, storage and transmission of the oil and gas from the well head to the terminal or pipeline destination.

Our Government Services group provides services related to the engineering, design, installation and maintenance of automated fuel handling and tank gauging systems for the U.S. military across the globe.

We have two reportable segments: Commercial and Government Services. Our Engineering and Automation groups are aggregated into one reportable segment, Commercial.

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

Segment information for the years ended December 30, 2023 and December 31, 2022 are as follows (amounts in thousands):

For the year ended December 30, 2023:	Commercial	Government	Corporate	Consolidated

Operating revenues	$30,072	8,964	—	39,036
Operating income (loss)	(11,082)	1,145	(4,956)	(14,893)
Depreciation and amortization	733	11	189	933
Tangible assets	11,740	3,060	3,267	18,067
Goodwill	—	720	—	720
Other intangible assets	—	—	—	—
Total assets	11,740	3,780	3,267	18,787
Capital expenditures	379	—	84	463

For the year ended December 31, 2022:	Commercial	Government	Corporate	Consolidated

Operating revenues	$32,096	$8,093	$—	$40,189
Operating income (loss)	(14,495)	935	(4,767)	(18,327)
Depreciation and amortization	731	14	188	933
Tangible assets	19,526	1,312	8,465	29,303
Goodwill	—	720	—	720
Other intangible assets	—	—	—	—
Total assets	19,526	2,032	8,465	30,023
Capital expenditures	348	23	209	580

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

The unpaid employee retention credits of $1.5 million that were accounted for as a receivable on the balance sheet as of December 31, 2022 were received in 2023.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

On March 12, 2024, ENGlobal U.S. Inc. was served with a lawsuit by VEnergy Industrial Park I, LLC (the “Plaintiff”). The lawsuit is pending in the County Court of Waller County, Texas. The Plaintiff is seeking monetary damages of $1.3 million for a breach of lease cause of action. We disagree with the Plaintiff’s claims and expect to petition the Court with affirmative defenses.  However, litigation is inherently uncertain, and an adverse outcome could have a material impact on our financial condition.

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

NOTE 17 – STOCKHOLDERS’ EQUITY

On February 1, 2023, we entered into a securities purchase agreement (the “RDO Purchase Agreement”) providing for the sale and issuance by the Company to a single institutional investor of 496,375 shares (the “Shares”) of the Company’s common stock at an offering price of $6.80 per Share in a registered direct offering. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, warrants to purchase up to 496,375 shares of the Company’s common stock (the “Warrants”). The net proceeds to the Company from the offerings were approximately $3.0 million after deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company used the net proceeds of the offering for working capital and general corporate purposes. We recorded the fair value of the warrants issued within additional paid-in capital. The warrants may be exercised by physical settlement or net share settlement, determined by the holder.

NOTE 18 – ACQUISITIONS

On May 18, 2022, ENG Calvert Holdings Ltd., a wholly owned subsidiary of the Company, completed the acquisition of the stock of Calvert Group Belgium NV (“Calvert”), a business that licenses small-scale gas to liquids (“GTL”) technology for flare gas and stranded gas applications for specific territories including the Middle East and North Africa. The Company expected to utilize Calvert’s basic designs incorporating the GTL technology into small scale GTL plants to be manufactured by the Company in the United States and subsequently shipped internationally.

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

                Priority Agreement

                On January 23, 2024, the Company terminated the invoice factoring agreement with FundThrough USA, Inc.

Trade Receivable Settlement

On February 14, 2024, the Company entered into a settlement and release agreement with a client for indebtedness relating to unpaid invoices.

Credit Agreement

On January 30, 2024, the Company borrowed an additional $0.2 million under the Credit Agreement with Alliance.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. The Company’s disclosure controls and procedures are also designed to ensure such information is accumulated and communicated to management, including the principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosures. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance that control objectives are attained.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of December 30, 2023, as required by Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 30, 2023, the disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, as amended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, based upon criteria set forth in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management concluded that, as of December 30, 2023, the Company’s internal control over financial reporting was not effective because of the material weaknesses described below.

Specifically, (i) the Company did not have sufficient resources in place with the appropriate training and knowledge of internal control over financial reporting in order to ensure the operating effectiveness; (ii) the Company did not perform an adequate continuous risk assessment over financial reporting to identify and analyze risks of financial misstatement due to errors, and implement necessary changes to internal controls impacted by changes in the business, organizational structure and reduction in personnel over the last twelve months; and (iii) the Company did not have an effective information and communication process that ensured variances and anomalies were communicated to the appropriate personnel on a timely basis in order to investigate and take corrective action to prevent the error.

Accordingly, the Company did not follow established appropriate control activities through policies and procedures to mitigate risk to the achievement of the Company’s financial reporting objectives, as follows:

•	The Company’s management review controls did not operate effectively, including the completeness and accuracy of the data used in the operation of the control, to ensure change orders and contract values were properly entered into the accounting system; and

•	The Company’s reconciliation controls did not operate effectively to timely record on-line payments, other electronic bank transactions, and unprocessed credit card payments to suppliers.

These material weaknesses resulted in several material and immaterial misstatements that were corrected prior to the issuance of the consolidated financial statements.

The Company believes that, notwithstanding the material weaknesses mentioned above, the consolidated financial statements contained in this Report present fairly, in all material respects, the consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated therein.

This Report does not include an attestation report of the Company’s independent registered public accounting firm regarding the Company’s internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to an exemption for non-accelerated filers under Section 989G of the Dodd-Frank Act. We qualify for the Dodd-Frank Act exemption from the independent auditor attestation requirement under Section 404(b) of the Sarbanes-Oxley Act for smaller reporting companies.

Remediation Plan and Status

The Company will implement the following plans of action and will continue to evaluate and adjust remediation actions as needed to ensure the elements of the remediation plan remain appropriate and are sustainable. These elements include:

•	The Company did not have effective controls over the accuracy of change orders to ensure they were properly entered into the accounting system, and the associated contract values were accurately reported in the accounting system.

o	Communicate and train those in charge of updating contract values in the proper procedure for entering change orders in the accounting system for lump sum contracts.
o	Communicate to those involved in the monthly forecasting process the importance of communicating to the accounting department any deviation from the expected contract value.
o

Educate the personnel responsible for setting up projects and entering changes to contract values in the accounting system, how the data they input is used to calculate and recognize revenue on lump sum projects.

o	Change the system procedure for calculating revenue from task level to project level on lump sum contracts.
o

Develop a monthly report to identify contract value changes and assign the responsibility of confirming changes to contract values are valid change orders to another person that is not responsible for entering change orders.

•	The Company did not follow established control procedures to timely record on-line payments and other electronic bank transactions, and reconcile unprocessed credit card payments to suppliers.

o	The supplier credit card program has been discontinued.
o	Change when the Company records on-line payments from a month-end process to an interim process, i.e., as they are made.
o	Re-assign the responsibility of confirming that all on-line payments have been recorded in the AP subledger at month-end to the AP clerk.
o	Re-assign the preparer and approver roles for the bank reconciliations to provide more oversight by the Chief Financial Officer.
o	Establish a more structured review process to ensure the timely recording of all reconciling items.

The Company believes that the actions listed above will provide appropriate remediation of the material weaknesses. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be given as to the timing for completion of remediation. The material weakness will be fully remediated when the Company concludes that the controls have been operating for sufficient time and independently validated by management.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 30, 2023, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended December 30, 2023, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required in response to this item will be set forth in our definitive proxy statement for the 2024 annual meeting of stockholders or an amendment to this Report and is incorporated herein by this reference.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
		Form or	Exhibit	Filing Date	SEC File
Exhibit No.	Description	Schedule	No.	with SEC	Number
3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed June 29, 2023	8-K	3.1	7/2/23	001-14217

3.3	Certificate of Amendment to the Restated Articles of Incorporation of ENGlobal Corporation	8-K	3.1	12/1/2023	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

*4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

4.3	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

*+10.4	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers

+10.5	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.6	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.7	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.8	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.9	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.10	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.11	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.12	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.13	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.14	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.15	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.16	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.17	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4, 2005	10-K	10.14	3/15/2018	001-14217

10.18	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.19	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.20	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.21	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.22	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.23	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.24	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.25	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.26	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.27	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.28	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.29	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.30	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

10.31	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020	001-14217

10.32	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

+10.33	ENGlobal Corporation 2021 Long Term Incentive Plan	DEF 14A	Appendix A	7/15/2021	001-14217

10.34	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

10.35	Securities Purchase Agreement, dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/21	001-14217

+10.36	Executive Employment Agreement between ENGlobal U.S. Inc. and Roger Westerlind effective December 16, 2020	10-K	10.37	3/11/22	001-14217

10.37	Third Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated April 2019	10-K	10.38	3/11/22	001-14217

10.38	Fourth Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated December 20, 2021	10-K	10.39	3/11/22	001-14217

10.39	Eleventh Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 25, 2019	10-K	10.40	3/11/22	001-14217

10.40	Twelfth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated November 11, 2020	10-K	10.41	3/11/22	001-14217

10.41	Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated May 20, 2021	10-K	10.42	3/11/22	001-14217

10.42	Form of Restricted Stock Unit Award Agreement of the 2021 Long Term Incentive Plan between Registrant and its Independent Non-employee Directors	10-K	10.43	3/11/22	001-14217

10.43	Invoice Factoring Agreement between ENGlobal Corporation, ENGlobal U.S., Inc., and ENGlobal Government Services, Inc. and FundThrough USA, Inc.	10-K	10.43	3/31/23	001-14217

10.44	Third Modification to Loan and Security Agreement by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	10-K	10.44	3/31/23	001-14217

10.45	Thirteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 24, 2022	10-K	10.45	3/31/23	001-14217

10.46	Lease Agreement between V Energy Industrial Park I, LLC and ENGlobal U.S., Inc. dated September 1, 2022	10-K	10.46	3/31/23	001-14217

10.47	First Amendment to the Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated August 22, 2023	10-Q	10.1	11/13/2023	001-14217

10.48	Fourth Modification to Loan and Security Agreement dated as of May 22, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/23/2023	001-14217

10.49	Credit Agreement, dated as of June 15, 2023, by and between ENGlobal Corporation, as borrower, and Alliance 2000, Ltd., as lender.	8-K	10.1	6/20/2023	001-14217

10.50	Security Agreement, dated as of June 15, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as grantors, and Alliance 2000, Ltd., as lender.	8-K	10.2	6/20/2023	001-14217

10.51	Continuing Guaranty, dated as of June 15, 2023, by and among ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as guarantors, and Alliance 2000, Ltd., as lender.	8-K	10.3	6/20/2023	001-14217

10.52	Settlement Agreement between Roger Westerlind and ENGlobal U.S., Inc.	8-K	10.1	6/8/2023	001-14217

10.54	Fourteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 1, 2023	10-Q	10.2	11/13/2023	001-14217

10.55	Securities Purchase Agreement dated February 1, 2023, between ENGlobal Corporation and the purchaser identified on the signature page thereto	8-K	10.1	2/3/2023	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017		14.1	3/27/2020	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017		14.2	3/27/2020	001-14217

*21.1	Subsidiaries of the Registrant

*23.1	Consent of Moss Adams LLP

*31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

97.1	Executive Compensation Clawback Policy

*101.ins	Inline XBRL instance document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document Interactive Data Files.
*101.sch	Inline XBRL taxonomy extension schema document
*101.cal	Inline XBRL taxonomy extension calculation linkbase document
*101.def	Inline XBRL taxonomy extension definition linkbase document
*101.lab	Inline XBRL taxonomy extension label linkbase document
*101.pre	Inline XBRL taxonomy extension presentation linkbase document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

+ Management contract or compensatory plan or arrangement

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation
Dated: March 29, 2024	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Darren W. Spriggs	March 29, 2024
Darren W. Spriggs
Chief Financial Officer, Treasurer (Principal Financial and Accounting Officer)

By:	/s/ William Coskey	March 29, 2024
William A. Coskey, P.E.
Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Margaret K. Lassarat	March 29, 2024
Margaret K. Lassarat, Director

By:	/s/ Christopher Sorrells	March 29, 2024
Christopher Sorrells, Director

By:	/s/ Lloyd Kirchner	March 29, 2024
Lloyd Kirchner, Director

By:	/s/ Kevin M. Palma	March 29, 2024
Kevin M. Palma, Director

