Form 10-K/A
period 2023-12-30
ENGLOBAL CORP
filed 2024-04-01
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

Explanatory Note

ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us” or “our”) is filing this Amendment No. 1 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Form 10-K”), to include Exhibit 97.1, which was omitted from Original Form 10-K.

This Amended Form 10-K also updates, amends, and supplements Item 15 of the Original Form 10-K to include the filing of new Exhibits 31.3 and 31.4, certifications of our Chief Executive Officer and Chief Financial Officer, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

No other changes have been made to the Original Form 10-K. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

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

(a)(3) Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed June 29, 2023	8-K	3.1	7/2/23	001-14217

3.3	Certificate of Amendment to the Restated Articles of Incorporation of ENGlobal Corporation	8-K	3.1	12/1/2023	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

***4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

4.3	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-K	10.4	3/11/2022	001-14217

+10.5	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.6	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.7	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.8	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.9	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.10	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.11	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.12	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.13	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.14	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.15	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.16	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.17	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4, 2005	10-K	10.14	3/15/2018	001-14217

10.18	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.19	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.20	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.21	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.22	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.23	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.24	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.25	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.26	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.27	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.28	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.29	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.30	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

10.31	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020

10.32	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

+10.33	ENGlobal Corporation 2021 Long Term Incentive Plan	DEF 14A	Appendix A	7/15/2021	001-14217

10.34	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

10.35	Securities Purchase Agreement, dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/21	001-14217

+10.36	Executive Employment Agreement between ENGlobal U.S. Inc. and Roger Westerlind effective December 16, 2020	10-K	10.37	3/11/22	001-14217

10.37	Third Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated April 2019	10-K	10.38	3/11/22	001-14217

10.38	Fourth Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated December 20, 2021	10-K	10.39	3/11/22	001-14217

10.39	Eleventh Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 25, 2019	10-K	10.40	3/11/22	001-14217

10.40	Twelfth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated November 11, 2020	10-K	10.41	3/11/22	001-14217

10.41	Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated May 20, 2021	10-K	10.42	3/11/22	001-14217

10.42	Form of Restricted Stock Unit Award Agreement of the 2021 Long Term Incentive Plan between Registrant and its Independent Non-employee Directors	10-K	10.43	3/11/22	001-14217

10.43	Invoice Factoring Agreement between ENGlobal Corporation, ENGlobal U.S., Inc., and ENGlobal Government Services, Inc. and FundThrough USA, Inc.	10-K	10.43	3/31/23	001-14217

10.44	Third Modification to Loan and Security Agreement by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	10-K	10.44	3/31/23	001-14217

10.45	Thirteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 24, 2022	10-K	10.45	3/31/23	001-14217

10.46	Lease Agreement between V Energy Industrial Park I, LLC and ENGlobal U.S., Inc. dated September 1, 2022	10-K	10.46	3/31/23	001-14217

10.47	First Amendment to the Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated August 22, 2023	10-Q	10.1	11/13/2023	001-14217

10.48	Fourth Modification to Loan and Security Agreement dated as of May 22, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/23/2023	001-14217

10.49	Credit Agreement, dated as of June 15, 2023, by and between ENGlobal Corporation, as borrower, and Alliance 2000, Ltd., as lender.	8-K	10.1	6/20/2023	001-14217

10.50	Security Agreement, dated as of June 15, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as grantors, and Alliance 2000, Ltd., as lender.	8-K	10.2	6/20/2023	001-14217

10.51	Continuing Guaranty, dated as of June 15, 2023, by and among ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as guarantors, and Alliance 2000, Ltd., as lender.	8-K	10.3	6/20/2023	001-14217

10.52	Settlement Agreement between Roger Westerlind and ENGlobal U.S., Inc.	8-K	10.1	6/8/2023	001-14217

10.54	Fourteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 1, 2023	10-Q	10.2	11/13/2023	001-14217

10.55	Securities Purchase Agreement dated February 1, 2023, between ENGlobal Corporation and the purchaser identified on the signature page thereto	8-K	10.1	2/3/2023	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017		14.1	3/27/2020	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017		14.2	3/27/2020	001-14217

***21.1	Subsidiaries of the Registrant

***23.1	Consent of Moss Adams LLP

***31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

***31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

***32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

***32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

*97.1	Executive Compensation Clawback Policy

***101.ins	Inline XBRL instance document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document Interactive Data Files.
***101.sch	Inline XBRL taxonomy extension schema document
***101.cal	Inline XBRL taxonomy extension calculation linkbase document
***101.def	Inline XBRL taxonomy extension definition linkbase document
***101.lab	Inline XBRL taxonomy extension label linkbase document
***101.pre	Inline XBRL taxonomy extension presentation linkbase document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Furnished herewith

***Previously filed/furnished with the Original Form 10-K with the SEC on March 29,2024, which is being amended hereby.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: April 1, 2024	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

