Form 10-K/A
period 2023-12-30
ENGLOBAL CORP
filed 2024-04-29
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to Annual Report on Form 10-K/A (this “Amended Form 10-K”) to amend our Annual Report on Form 10-K for the fiscal year ended December 30, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Part III to be incorporated by reference in the Form 10-K from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amended Form 10-K to include the Part III information in our Form 10-K because we do not intend to file a definitive proxy statement within 120 days of December 30, 2023. The reference on the cover of the Original Form 10-K to the incorporation by reference to portions of our definitive proxy statement into Part III of the Original Form 10-K is hereby deleted.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety, and Part IV, Item 15 of the Original Form 10-K is hereby amended and restated in its entirety. This Amended Form 10-K does not amend or otherwise update any other information in the Original Form 10-K. Accordingly, this Amended Form 10-K should be read in conjunction with the Original Form 10-K, Amendment No. 1 to Annual Report on Form 10-K/A filed with the SEC on April 1, 2024 and with our subsequent filings with the SEC. All capitalized terms used but not defined herein shall have the meanings ascribed to them in the Original Form 10-K.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The names of our directors and executive officers and their ages, positions, and biographies as of April 29, 2024, are set forth below. Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. There are no family relationships among any of our directors and executive officers. The Board of Directors did not select any current director or executive officer pursuant to any arrangement or understanding between a current director and any other person.

Name of Nominee:	William A. Coskey, P.E.
Position:	Chairman of the Board and Chief Executive Officer
Director Since:	1985
Age:	71

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Coskey founded ENGlobal in 1985 and has served in various positions, including service as Chairman of the Board since June 2005, as President and Chief Executive Officer from August 2012 until his retirement in March 2021, and as Executive Chairman from February 2023 until July 2023, when he was appointed Chief Executive Officer.  From April 2007 until May 2010, he served as Chief Executive Officer.  Prior to that, he served as Chairman of the Board, Chief Executive Officer and President from 1985 until 2001, Chief Operating Officer from 2001 to 2003, and President from 2001 to June 2005.  Mr. Coskey, an honors graduate, received a Bachelor of Science in Electrical Engineering from Texas A&M University in 1975 and is a Registered Professional Engineer.  He served on the Texas A&M University Electrical Engineering Department Advisory Council from 1999 to 2014, and from 2006 until 2014, he served as Chairman of the Council.  Mr. Coskey received the 2014 Outstanding Alumni Honor Award from the Texas A&M University College of Engineering.  In 2014, Mr. Coskey was also appointed to the Texas A&M College of Engineering Advisory Council.

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

Name of Nominee:	Kevin M. Palma
Position:	Independent Director
Director Since:	2016
Age:	45

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

Name of Nominee:	Christopher Sorrells
Position:	Independent Director
Director Since:	2021
Age:	55

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Christopher D. Sorrells has served as a director of the Company since August 2021. Currently, Mr. Sorrells is Managing Director of Pearl Energy Investments, a $2.0 billion private equity fund focused on the energy and sustainability industries, and Chairman and CEO of Spring Valley Acquisition Corporation II (NASDAQ: SVII). In addition, he is a member of the Board of Directors for NuScale Power (NYSE: SMR).  Prior to Spring Valley II, he was CEO and director of Spring Valley Acquisition Corporation I (NASDAQ: SV), board member and Chairman of the compensation committee of Renewable Energy Group (NASDAQ: REGI) and Interim CEO of Wellsite Fishing & Rentals Services, LLCs, an oilfield services company focused on the Marcellus region.

From 2015 to 2019, he was a member of the Board of Directors and the Chief Operating Officer of GSE Systems, Inc. (NASDAQ: GVP), a publicly traded engineering and expert staffing company for the power and process industries. From 2005 to 2015, he served as Managing Director at NGP Energy Technology Partners, L.P., a private equity firm investing in companies that provide products and services to the energy, power, and environmental industries.

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

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Mr. Kirchner has served as a director of the Company since August 2021 and is President and Chief Operating Officer at Piping Technology & Products, Inc. Previously, Mr. Kirchner held various executive positions, including most recently as a Vice President, in Engineering, Business Development, Safety and Quality at Zachry Group from 2014 to January 2024.

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

Name of Nominee:	Margaret K. Lassarat
Position:	Independent Director
Director Since:	2023
Age:	58

Present positions and offices with the Company, principal occupations and other directorships during the past five years:

Ms. Lassarat has served as a director of the Company since April 2023 and serves as an independent board member for Dudek, Alta Southwest, Engineers Without Borders, Ardurra, and Engineers & Constructors. In the executive space, most recently, she was the Chief Financial Officer for Exyte Energy, a $5 billion global engineering and construction firm, from March 2020 to August 2020. Prior to Exyte, Ms. Lassarat was the CFO at Louis Berger from November 2015 to January 2019 and prior to that Kentz Engineers and Constructors, large engineering and construction management firms. She also served as the Chief Financial Officer and as a board member of Mustang Engineering.

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

Executive Officer:	Darren W. Spriggs
Position:	Chief Financial Officer, Secretary and Treasurer
Age:	55

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

Based solely upon a review of such forms filed electronically with the SEC or written representations that no Form 5s were required, the Company believes that all Section 16(a) filing requirements were timely met during the year ended December 30, 2023, except that Ms. Lassarat was late filing a Form 3 reporting her initial beneficial ownership of securities.

Audit Committee

During the fiscal year ended December 30, 2023, the Audit Committee consisted of Kevin M. Palma (Chairperson), Christopher D. Sorrells, Lloyd G. Kirchner, and Margaret K. Lassarat. The duties and responsibilities of the Audit Committee are to oversee:

●	the quality and integrity of our financial statements;
●	our compliance with legal and regulatory requirements; and
●	our independent auditors’ qualifications, independence and performance.

In addition, the Audit Committee annually reviews our disclosures regarding deficiencies, if any, in the design or operation of our internal controls.

The Board has determined that Mr. Palma and Ms. Lassarat are qualified as audit committee financial experts under the SEC’s rules and regulations. In addition, the Board has determined that each member of the Audit Committee meets the requisite financial literacy and sophistication requirements under NASDAQ rules.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding compensation earned during the last two fiscal years by William Coskey, our Chief Executive Officer, Mark Hess, our former Chief Executive Officer, Darren Spriggs, our Chief Financial Officer, and Roger Westerlind, our former President (the “named executive officers”).

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation(2)	All Other Compensation(3) ($)	Total ($)
Mr. Coskey ~ Chief Executive Officer(4)	2023	-	-	80,000	-	-	80,000
	2022	-	-	-	-	-	-

Mr. Hess ~ Former Chief Executive Officer(5)	2023	47,600	-	-	-	73,308	120,908
	2022	280,306	-	-	-	2,962	283,268

Mr. Spriggs ~ Chief Financial Officer, Secretary & Treasurer	2023	175,011	-	8,400	-	6,731	190,142
	2022	178,376	-	-	-	236	178,612

Mr. Westerlind ~ Former President(6)	2023	61,157	-	-	-	61,529	122,686
	2022	270,109	-	-	-	2,140	272,249

(1)

This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718).  Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date.  For a description of certain assumptions made in the valuation of stock awards, see Part II, Item 8, Note 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC on March 29, 2024.

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

(4)

Information presented in this table represents Mr. Coskey’s total compensation during 2023 in both his capacities as a director and as our Executive Chairman and Chief Executive Officer. Mr. Coskey received a grant of 28,572 shares of restricted stock at a fair market value per share price of $2.80 on July 12, 2023 in consideration of his service to the Company as Executive Chairman. As of December 30, 2023, Mr. Coskey had a total of 21,429 shares of restricted stock that were unvested. Mr. Coskey does not have an employment agreement with the Company and does not receive a salary for the services he provides to the Company as our Chief Executive Officer.

(5)

Information presented in this table represents Mr. Hess’ total compensation during 2023 in both his capacities as a director and as our former Chief Executive Officer. Mr. Hess resigned from his officer positions effective February 10, 2023 and retired from the Board on April 20, 2023. Amount in “All Other Compensation” represents $59,975 of accumulated PTO paid upon his resignation and $13,333 paid upon his retirement from the Board.

(6)

Mr. Westerlind was terminated from his officer positions effective March 17, 2023. Amount in “All Other Compensation” includes $60,000 paid pursuant to a settlement agreement entered into in connection with Mr. Westerlind’s termination of employment.

Outstanding Equity Awards at Fiscal Year End 2023

The following table sets forth information as of December 30, 2023 regarding outstanding equity awards held by the named executive officers. On December 29, 2023, the closing price on NASDAQ for the Company’s common stock was $1.69 per share.

	Restricted Stock Awards
Name	Number of Shares That Have Not Vested	Market Value of Shares of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares That Have Not Vested	Equity Incentive Plan Awards: Market Value of Unearned Shares That Have Not Vested

Mr. Coskey(1)	21,429	$36,215	—	—
Mr. Hess(2)	—	$—	—	—
Mr. Spriggs(3)	2,675	$4,521	—	—
Mr. Westerlind(4)	—	$—	—	—

(1)

Includes 21,429 shares that were granted under the 2021 Long Term Incentive Plan on July 12, 2023 which vested and will vest, as applicable, 7,143 shares on each of December 31, 2023, March 31, 2024, and June 30, 2024.

(2)	Mr. Hess resigned from his officer positions effective February 10, 2023 and retired from the Board on April 20, 2023.

(3)

Includes 425 shares that were granted under the Amended and Restated 2009 Equity Incentive Plan  on March 9, 2021, which vested and will vest, as applicable, 212 shares on March 8, 2024 and 213 shares March 8, 2025. Includes 2,250 shares that were granted under the 2021 Long Term Incentive Plan on August 9, 2023, which will vest 750 shares on August 8, 2024, August 8, 2025 and August 8, 2026.

(4)	Mr. Westerlind was terminated from his officer positions effective March 17, 2023.

Employment Agreements; Termination and Change-in-Control Arrangements

Messrs. Hess and Westerlind, our former Chief Executive Officer and former President, respectively, were each a party to a written employment agreement with ENGlobal and ENGlobal U.S., respectively.  Mr. Hess received $59,975 of accumulated PTO upon his resignation from his officer positions on February 10, 2023 and $13,333 upon his retirement from the Board on April 20, 2023. On June 5, 2023, the Company entered into a settlement agreement with Mr. Westerlind to settle all claims and allegations that arose from Mr. Westerlind’s employment agreement and termination of employment. In exchange for a release of claims by Mr. Westerlind in favor of the Company and customary non-disparagement protection, the Company paid Mr. Westerlind a total of $60,000.

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

Compensation of Directors

The following table discloses cash and equity awards and other compensation earned, paid or awarded, as the case may be, to each of the Company’s non-employee directors during the fiscal year ended December 30, 2023 (other than Messrs. Coskey and Hess whose compensation is presented above under “Summary Compensation Table”).

Name	Fees Earned or Paid in Cash ($)(1)	Stock Awards ($)(2)(3)	Option Awards ($)	All Other Compensation ($)	Total
Kevin M. Palma	8,500	80,000	—	—	$88,500
Christopher Sorrells	7,500	80,000	—	—	$87,500
Lloyd Kirchner	7,500	80,000	—	—	$87,500
Margaret K. Lassarat(4)	13,333	80,000	—	—	$93,333

(1)	Amount paid in cash to non-employee directors for director compensation earned for their 2022-2023 Board service.
(2)

This column shows the grant date fair value of equity awards computed in accordance with stock-based compensation accounting rules (FASB ASC Topic 718). Values for awards subject to performance conditions are computed based upon the probable outcome of the performance condition as of the grant date. For a description of certain assumptions made in the valuation of stock awards, see Part II, Item 8, Note 10 in the Company’s Annual Report on Form 10-K for the fiscal year ended December 30, 2023 filed with the SEC on March 29, 2024.

(3)

Represents 28,572 shares of restricted stock at a fair market value per share price of $2.80 granted to each non-employee director on July 12, 2023, as described below under “Restricted Stock Grants.” As of December 30, 2023, Messrs. Palma, Sorrells, and Kirchner and Ms. Lassarat each had a total of 21,429 shares of restricted stock that were unvested.

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

Retainer Fees

Historically, our non-employee directors have received a cash retainer as compensation for their service to the Company, and our Chairman of the Audit Committee also received an additional cash retainer as compensation for such service. Our non-employee directors are also eligible for reimbursement of travel and other miscellaneous expenses associated with attendance at Board and Committee meetings. For the 2023-2024 service term, our directors are being compensated in restricted stock awards in lieu of the cash retainer.

Restricted Stock Grants

Under the Long Term Incentive Plan, non-employee directors are eligible to receive equity grants. Our non-employee directors typically receive the equity grants concurrent with the annual shareholders’ meeting.  On July 12, 2023, in recognition of the services provided by its Board for the 2023-2024 service term, our non-employee directors, Messrs. Palma, Sorrells, and Kirchner and Ms. Lasarrat, each received 28,572 restricted shares of the Company’s common stock, valued at $80,000 based on the fair market value of the shares on the date of grant, or $2.80 per share. The shares vested and will vest, as applicable, in equal installments on September 30, 2023, December 31, 2023, March 31, 2024 and June 30, 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Directors and Executive Officers

The following table shows the number of shares of our common stock beneficially owned as of April 29, 2024, by each director or director nominee, the named executive officers in the “Summary Compensation Table” and all directors and executive officers as a group. None of these shares are pledged as security.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(2)

Mr. Coskey	1,133,660	(3)	21.98%
Mr. Sorrells	36,499	(4)	*
Mr. Kirchner	36,499	(5)	*
Mr. Palma	42,016	(6)	*
Mr. Hess	41,660	(7)	*
Mr. Spriggs	5,099	(8)	*
Mr. Westerlind	1,886	(9)	*
Ms. Lassarat	28,572	(10)	*

All directors and executive officers as a group (6 persons)	1,282,345	(11)	24.87%

*	Represents less than 1% of the shares of common stock outstanding.

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

(2)	Based on 5,156,583 shares issued and outstanding on April 29, 2024.
(3)

Includes 1,105,075 shares of common stock held in the name of Alliance 2000, Ltd., whose general partner is jointly owned by Mr. Coskey and his spouse. Mr. Coskey has shared power to vote and dispose of such shares. Also includes 7,143 unvested shares of restricted stock which were granted to Mr. Coskey in July 2023.

(4)	Includes 7,143 unvested shares of restricted stock which were granted to Mr. Sorrells in July 2023.
(5)	Includes 7,143 unvested shares of restricted stock which were granted to Mr. Kirchner in July 2023.
(6)	Of the total, 4,375 shares of common stock are held in a Beneficiary IRA. Includes 7,143 unvested shares of restricted stock which were granted to Mr. Palma in July 2023.
(7)	Mr. Hess resigned from his officer positions effective February 10, 2023 and retired from the Board on April 20, 2023. The number of shares was the known ownership as of his resignation date.
(8)

Includes 425 shares that were granted under the Amended and Restated 2009 Equity Incentive Plan on March 9, 2021, which vested and will vest, as applicable, 212 shares on March 8, 2024 and 213 shares March 8, 2025. Includes 2,250 shares that were granted under the 2021 Long Term Incentive Plan on August 9, 2023, which will vest 750 shares on August 8, 2024, August 8, 2025 and August 8, 2026.

(9)	Mr. Westerlind was terminated from his officer positions effective March 17, 2023. The number of shares was the known ownership as of his termination date.
(10)	Ms. Lassarat was elected to the Board on April 24, 2023. Includes 7,143 unvested shares of restricted stock which were granted to Ms. Lassarat in July 2023.
(11)	Includes 9,606 shares of unvested restricted stock granted to our executive officers and 28,572 shares of unvested restricted stock granted to our non-employee directors.

Principal Shareholders

Except as set forth below, the following table sets forth information as of April 29, 2024, about persons whom we know to be the beneficial owners of more than 5% of our issued and outstanding common stock based solely on our review of the statement of beneficial ownership filed by these persons/entities with the SEC as of the date of such filing:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership(1)		Percent of Class(1),(2)

Alliance 2000, Ltd. 3 Dashwood Court The Hills, Texas 78738-1469	1,133,660	(3)	21.98%
Armistice Capital Master Fund Ltd. c/o Armistice Capital, LLC 510 Madison Avenue, 7th Floor New York, NY 10022	992,750	(4)	17.6	%(5)

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

(2)	Based on 5,156,583 shares issued and outstanding on April 29, 2024.
(3)	Alliance 2000, Ltd. is a Texas limited partnership whose general partner is jointly owned by Mr. Coskey and his spouse.
(4)

Consists of 496,375 shares of common stock directly held by Armistice Capital Master Fund Ltd., a Cayman Islands exempted company (the “Master Fund”), and 496,375 shares of common stock issuable upon the exercise of a common stock purchase warrant (the “warrant”), which is directly held by the Master Fund. These shares of common stock may be deemed to be indirectly beneficially owned by Armistice Capital, LLC (“Armistice”), as the investment manager of the Master Fund, and Steven Boyd, as the Managing Member of Armistice. Armistice and Steven Boyd disclaim beneficial ownership of the reported securities except to the extent of their respective pecuniary interest therein. The warrant is exercisable at any time on or after August 6, 2023 and on or prior to 5:00 p.m. (New York City time) on August 6, 2028. The warrant is also subject to a 4.99% beneficial ownership limitation (which may be increased to 9.99% at the election of the warrant holder) that prohibits the Master Fund from exercising any portion of it if, following the exercise, the Master Fund’s ownership of our common stock would exceed the ownership limitation.

(5)	As of April 29, 2024, assuming the full exercise of the warrant into 496,375 shares of common stock, there would be 5,652,958 shares issued and outstanding.

Equity Compensation Plan Information

The following table sets forth certain information concerning the 2021 Long Term Incentive Plan (the “Long Term Incentive Plan”) as of December 30, 2023.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plan

Equity compensation plans approved by security holders(1)	—	—	5,376

Equity compensation plan not approved by security holders	—	—	—
(1) Does not include 116,993 shares of unvested restricted common stock outstanding at December 30, 2023.

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

On June 15, 2023, the Company entered into the Credit Agreement (the “Original Credit Agreement”) with Alliance 2000, Ltd. (“Alliance”), the family limited partnership of the Company’s Chairman and Chief Executive Officer, William A. Coskey, P.E.  The Original Credit Agreement provided for an initial term loan of $1,000,000 made on June 15, 2023 and an additional term loan of $200,000 made on January 30, 2024. The outstanding principal balance of the terms loans bore interest (computed on the basis of a 365/366-day year, as the case may be, actual days elapsed) at a per annum rate equal to 8.5%.

In connection with entering into the Original Credit Agreement, the Company and its subsidiaries, entered into a Security Agreement (the “Security Agreement”) granting a security interest in favor of Alliance on substantially all of the Company’s and Guarantors’ assets to secure all of the indebtedness and other obligations owed to Alliance under the Credit Agreement and the Guarantors entered into a Continuing Guaranty (the “Guaranty”) pursuant to which the Guarantors guaranteed the payment of all indebtedness owed to Alliance.

On April 24, 2024 (the “Closing Date”), the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement” and together with the Original Credit Agreement, the Security Agreement and the Guaranty, the “Loan Documents”) with Alliance, pursuant to which the parties amended and restated the Original Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 (the “Term Loans”) to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility (the “Line of Credit”) of up to the lesser of (a) a borrowing base and (b) $1,000,000. On the Closing Date, accrued and unpaid interest of approximately $72 thousand under the Term Loans and origination fees of $6,000 in respect of the Term Loans were added to the principal balance thereof. The outstanding principal balance of the Term Loans will bear interest (computed on the basis of a 365/366-day year, as the case may be, actual days elapsed) at a per annum rate equal to 8.0%. The outstanding principal balance of the Line of Credit will bear interest (computed on the basis of a 365/366-day year, as the case may be, actual days elapsed) at a per annum rate equal to 12.0%.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Registered Public Accounting Firm

Moss Adams LLP was appointed as the Company’s independent auditors on November 16, 2017 and has audited the Company’s 2023 and 2022 consolidated financial statements.  During 2023 and 2022, Moss Adams LLP did not audit the Company’s internal control over financial reporting because the Company is a “smaller reporting company” as defined under the rules of the Exchange Act.  The Audit Committee has determined that the audit-related services provided by Moss Adams LLP are compatible with maintaining its independence in the conduct of its auditing functions pursuant to the auditor independence rules of the SEC.  No non-audit services were provided by Moss Adams LLP in 2023 and 2022.

On April 17, 2024, the Audit Committee approved the engagement of M&K CPAs, PLLC as the Company’s independent registered public accounting firm for the fiscal year ending December 28, 2024, and the dismissal of Moss Adams LLP as the Company’s independent registered public accounting firm.

Principal Auditor Fees

The following table shows the fees paid or accrued by ENGlobal for the audit and other services provided by Moss Adams LLP for fiscal years 2023 and 2022.

	2023	2022

Audit Fees	273,000	276,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total	273,000	276,000

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

Consistent with the SEC’s rules, the Audit Committee Charter requires that the Audit Committee review and pre-approve all audit services and permitted non-audit services provided by the independent registered public accounting firm to ENGlobal or any of its subsidiaries, except that the Audit Committee Chairman has the right to approve up to $25,000 of services in any year. During 2023, all fees were pre-approved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements

See Part II, Item 8 – Financial Statements and Supplementary Data in the Original Form 10-K filed with the SEC on March 29, 2024.

(a)(2)	Schedules

All schedules have been omitted since the information required by the schedule is not applicable, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

(a)(3)	Exhibits

EXHIBIT INDEX

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number
3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed June 29, 2023	8-K	3.1	7/2/23	001-14217

3.3	Certificate of Amendment to the Restated Articles of Incorporation of ENGlobal Corporation	8-K	3.1	12/1/2023	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

***4.2	Description of Registrant’s Securities Registered under Section 12 of the Securities Exchange Act of 1934.

4.3	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

+10.1	ENGlobal Corporation Incentive Bonus Plan Dated effective July 1, 2009	8-K	10.1	8/17/2009	001-14217

+10.2	Form of Restricted Stock Unit Award Agreement between Registrant and its Independent Non-employee Directors	10-Q	10.2	8/11/2008	001-14217

+10.3	Form of Restricted Stock Award Agreement of 2009 Equity Incentive Plan between Registrant and its independent directors	10-Q	10.1	8/10/2009	001-14217

+10.4	Form of Indemnification Agreement between Registrant and its Directors and Executive Officers	10-K	10.4	3/11/2022	001-14217

+10.5	Employment Agreement between ENGlobal Corporation and Mark A. Hess effective December 18, 2012	8-K	10.7	12/20/2012	001-14217

10.6	Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated January 27, 2005	10-K	10.11	3/28/2008	001-14217

10.7	First Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated April 5, 2005	10-K/A	10.26	3/29/2007	001-14217

10.8	Second Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 15, 2005	10-K/A	10.27	3/29/2007	001-14217

10.9	Third Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng Inc. dated December 28, 2005	10-K/A	10.28	3/29/2007	001-14217

10.10	Fourth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Eng, Inc. dated February 27, 2006	10-K/A	10.29	3/29/2007	001-14217

10.11	Fifth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated July 28, 2006	10-K/A	10.30	3/29/2007	001-14217

10.12	Sixth Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated June 20, 2007	10-K	10.17	3/28/2008	001-14217

10.13	Seventh Amendment to the Lease agreement between Oral Roberts University and ENGlobal Engineering, Inc. dated November 12, 2010	10-K	10.11	3/15/2018	001-14217

10.14	Eighth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated May 15, 2012	10-K	10.12	3/15/2018	001-14217

10.15	Ninth Amendment to the Lease agreement between Oral Roberts University and ENGlobal U.S. Inc. dated August 22, 2017	10-K	10.13	3/15/2018	001-14217

10.16	Tenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 23, 2018	10-Q	10.2	11/8/2018	001-14217

10.17	Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated March 4, 2005	10-K	10.14	3/15/2018	001-14217

10.18	First Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated November 3, 2005	10-K	10.15	3/15/2018	001-14217

10.19	Second Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated July 31, 2006	10-K	10.16	3/15/2018	001-14217

10.20	Third Amendment to the Lease Agreement between Koll Bren Fund V, LP and ENGlobal Corporate Services, Inc. dated April 18, 2007	10-K	10.17	3/15/2018	001-14217

10.21	Fourth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal Corporate Services, Inc. dated March 1, 2010	10-Q	10.2	3/5/2010	001-14217

10.22	Fifth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated April 18, 2016	10-K	10.19	3/15/2018	001-14217

10.23	Sixth Amendment to the Lease Agreement between YPI North Belt Portfolio, LLC and ENGlobal U.S. Inc. dated June 5, 2018	10-Q	10.1	11/8/2018	001-14217

10.24	Lease Agreement between El Dorado Office 3, L.P. and ENGlobal U.S. Inc. dated September 9, 2013	10-K	10.20	3/15/2018	001-14217

10.25	Lease Agreement between Carson Portwall Management LLP and ENGlobal Systems. Inc. dated November 12, 2008	10-K	10.21	3/15/2018	001-14217

10.26	First Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal Systems. Inc. dated December 10, 2008	10-K	10.22	3/15/2018	001-14217

10.27	Second Amendment to the Lease Agreement between Carson Portwall Management LLP .and ENGlobal US Inc. dated September 7, 2015	10-K	10.23	3/15/2018	001-14217

10.28	Lease Agreement between Bryan Bateman Properties LLC .and ENGlobal US. Inc. dated August 23, 2017	10-K	10.24	3/15/2018	001-14217

+10.29	ENGlobal U.S. Inc. Redacted Growth Initiative Plan	10-Q	10.1	11/12/2019	001-14217

10.30	Office Lease between 700 17th Street, LLC and ENGlobal U.S. Inc., dated January 23, 2019	10-Q	10.1	5/13/2019	001-14217

10.31	U.S. Small Business Administration Note dated as of April 13, 2020, by ENGlobal Corporation in favor of Origin Bank, as lender	8-K	10.1	4/16/2020	001-14217

10.32	Loan and Security Agreement dated as of May 18, 2020, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/26/2020	001-14217

+10.33	ENGlobal Corporation 2021 Long Term Incentive Plan	DEF 14A	Appendix A	7/15/2021	001-14217

10.34	Sales Agreement, dated January 11, 2022, by and between ENGlobal Corporation and Lake Street Capital Markets, LLC.	8-K	1.1	1/11/2022	001-14217

10.35	Securities Purchase Agreement, dated June 1, 2021, by and among ENGlobal Corporation and the purchasers identified on the signature pages thereto	8-K	10.1	6/3/21	001-14217

+10.36	Executive Employment Agreement between ENGlobal U.S. Inc. and Roger Westerlind effective December 16, 2020	10-K	10.37	3/11/22	001-14217

10.37	Third Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated April 2019	10-K	10.38	3/11/22	001-14217

10.38	Fourth Amendment to the Lease Agreement between Carson Portwall Management, LLC .and ENGlobal US Inc. dated December 20, 2021	10-K	10.39	3/11/22	001-14217

10.39	Eleventh Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 25, 2019	10-K	10.40	3/11/22	001-14217

10.40	Twelfth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated November 11, 2020	10-K	10.41	3/11/22	001-14217

10.41	Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated May 20, 2021	10-K	10.42	3/11/22	001-14217

10.42	Form of Restricted Stock Unit Award Agreement of the 2021 Long Term Incentive Plan between Registrant and its Independent Non-employee Directors	10-K	10.43	3/11/22	001-14217

10.43	Invoice Factoring Agreement between ENGlobal Corporation, ENGlobal U.S., Inc., and ENGlobal Government Services, Inc. and FundThrough USA, Inc.	10-K	10.43	3/31/23	001-14217

10.44	Third Modification to Loan and Security Agreement by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	10-K	10.44	3/31/23	001-14217

10.45	Thirteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated August 24, 2022	10-K	10.45	3/31/23	001-14217

10.46	Lease Agreement between V Energy Industrial Park I, LLC and ENGlobal U.S., Inc. dated September 1, 2022	10-K	10.46	3/31/23	001-14217

10.47	First Amendment to the Sublease Agreement between FMC Technologies, Inc. and ENGlobal U.S., Inc. dated August 22, 2023	10-Q	10.1	11/13/2023	001-14217

10.48	Fourth Modification to Loan and Security Agreement dated as of May 22, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and Pacific Western Bank, a California bank, as lender	8-K	10.1	5/23/2023	001-14217

10.49	Credit Agreement, dated as of June 15, 2023, by and between ENGlobal Corporation, as borrower, and Alliance 2000, Ltd., as lender.	8-K	10.1	6/20/2023	001-14217

10.50	Security Agreement, dated as of June 15, 2023, by and among ENGlobal Corporation, ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as grantors, and Alliance 2000, Ltd., as lender.	8-K	10.2	6/20/2023	001-14217

10.51	Continuing Guaranty, dated as of June 15, 2023, by and among ENGlobal U.S., Inc., ENGlobal Government Services, Inc., and ENGlobal Technologies, LLC, as guarantors, and Alliance 2000, Ltd., as lender.	8-K	10.3	6/20/2023	001-14217

10.52	Settlement Agreement between Roger Westerlind and ENGlobal U.S., Inc.	8-K	10.1	6/8/2023	001-14217

10.54	Fourteenth Amendment to the Lease Agreement between Oral Roberts University and ENGlobal U.S., Inc. dated September 1, 2023	10-Q	10.2	11/13/2023	001-14217

10.55	Securities Purchase Agreement dated February 1, 2023, between ENGlobal Corporation and the purchaser identified on the signature page thereto	8-K	10.1	2/3/2023	001-14217

14.1	Code of Business Conduct and Ethics of Registrant dated June 15, 2017		14.1	3/27/2020	001-14217

14.2	Code of Ethics for Chief Executive Officer and Senior Financial Officers of Registrant dated June 15, 2017		14.2	3/27/2020	001-14217

***21.1	Subsidiaries of the Registrant

***23.1	Consent of Moss Adams LLP

***31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

***31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

****31.3	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

****31.4	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.5	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

*31.6	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14 or 15d-14

**32.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350

**32.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(b) or 15d-14(b) and U.S.C. Section 1350

****97.1	Executive Compensation Clawback Policy

***101.ins	Inline XBRL instance document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document Interactive Data Files.
***101.sch	Inline XBRL taxonomy extension schema document
***101.cal	Inline XBRL taxonomy extension calculation linkbase document
***101.def	Inline XBRL taxonomy extension definition linkbase document
***101.lab	Inline XBRL taxonomy extension label linkbase document
***101.pre	Inline XBRL taxonomy extension presentation linkbase document
*104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith

** Previously furnished with the Original Form 10-K filed with the SEC on March 29, 2023, which is being amended hereby

*** Previously filed with the Original Form 10-K filed with the SEC on March 29, 2023, which is being amended hereby

**** Previously filed with the Company’s Amendment No. 1 to Form 10-K filed with the SEC on April 1, 2024.

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENGlobal Corporation

Dated: April 29, 2024	By:	/s/ William A. Coskey
William A. Coskey, P.E.
Chief Executive Officer

