Form 10-Q
period 2024-03-30
ENGLOBAL CORP
filed 2024-05-09
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2024

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

Yes ☐      No ☒

As of May 9, 2024, the registrant had outstanding 5,156,583 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 30, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Operating revenues	$6,528	$13,193
Operating costs	6,064	15,015
Gross profit (loss)	464	(1,822)

Selling, general and administrative expenses	2,017	4,416
Operating loss	(1,553)	(6,238)

Other income (expense):
Other income, net	222	3
Interest expense, net	(43)	(72)
Loss from operations before income taxes	(1,374)	(6,307)

Provision for federal and state income taxes	22	22

Net loss	(1,396)	(6,329)

Basic and diluted loss per common share:	$(0.27)	$(1.33)

Basic and diluted weighted average shares used in computing loss per share:	5,156	4,773

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	March 30, 2024	December 30, 2023
ASSETS
Current Assets:
Cash	$1,077	$615
Trade receivables, net of allowances of $3,227 and $4,336	3,999	6,432
Prepaid expenses and other current assets	698	992
Payroll taxes receivable	102	102
Contract assets	3,602	3,296
Total Current Assets	9,478	11,437
Property and equipment, net	895	1,360
Goodwill	720	720
Other assets
Right-of-use asset	4,762	5,079
Deposits and other assets	184	191
Total Other Assets	4,946	5,270
Total Assets	$16,039	$18,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,152	$7,005
Accrued compensation and benefits	1,753	1,445
Current portion of operating leases	1,890	1,726
Current portion of finance leases	148	263
Contract liabilities	976	1,195
Other current liabilities	643	977
Short-term debt	—	1,047
Total Current Liabilities	11,562	13,658

Long-term debt	1,272	—
Long-term unearned revenue	363	375
Long-term operating leases	5,383	5,761
Long-term finance leases	305	548
Total Liabilities	18,885	20,342
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 5,156,583 shares issued and outstanding at March 30, 2024 and December 30, 2023	5	5
Additional paid-in capital	61,459	61,354
Accumulated deficit	(64,310)	(62,914)
Total Stockholders’ Deficit	(2,846)	(1,555)
Total Liabilities and Stockholders’ Deficit	$16,039	$18,787

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Cash Flows from Operating Activities:
Net loss	$(1,396)	$(6,329)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	224	153
Share-based compensation expense	105	50
Gain on disposal of fixed assets	(26)	—
Changes in current assets and liabilities:
Trade accounts receivable	2,433	209
Contract assets	(306)	(878)
Other current assets	301	888
Accounts payable	(853)	1,858
Accrued compensation and benefits	308	1,076
Contract liabilities	(219)	(53)
Income taxes payable	22	22
Other current liabilities, net	(368)	(125)
Net cash provided by (used in) operating activities	$225	$(3,129)

Cash Flows from Investing Activities:
Property and equipment acquired	—	(108)
Proceeds from sale of property and equipment	369	—
Net cash provided by (used in) investing activities	$369	$(108)

Cash Flows from Financing Activities:
Issuance of common stock and warrants, net	—	2,974
Payments on finance leases	(85)	(70)
Payoff of finance leases	(272)	—
Proceeds from Credit Agreement	225	—
Payments on revolving credit facility	—	(769)
Net cash provided by (used in) financing activities	$(132)	$2,135
Net change in cash	462	(1,102)
Cash at beginning of period	615	3,464
Cash at end of period	$1,077	$2,362

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$43	$66
Fair value of warrants at issuance date	$—	$2,782
Right of use assets obtained in exchange for new financing lease liability	$—	$289

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	March 30, 2024	April 1, 2023

Common Stock
Balance at beginning of period	$5	$4
Common stock issued	—	—
Balance at end of period	$5	$4
Additional Paid-in Capital
Balance at beginning of period	$61,354	$58,086
Proceeds from common stock issued, net	—	188
Fair value of warrants at issuance date	—	2,782
Share-based compensation	105	50
Balance at end of period	$61,459	$61,106

Accumulated Deficit
Balance at beginning of period	$(62,914)	$(47,761)
Net loss	(1,396)	(6,329)
Balance at end of period	$(64,310)	$(54,090)

Total Stockholders’ Equity (Deficit)	$(2,846)	$7,020

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGLOBAL CORPORATION AND SUBSIDIARIES

NOTES TO UNAUDITED INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of ENGlobal Corporation (which may be referred to as “ENGlobal,” the “Company,” “we,” “us,” or “our”) were prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, these condensed financial statements do not include all of the information or note disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP. These condensed financial statements should be read in conjunction with the audited financial statements for the year ended December 30, 2023, included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC.

The condensed financial statements included herein are unaudited for the three-month periods ended March 30, 2024 and April 1, 2023, and in the case of the condensed balance sheet as of December 30, 2023 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

The Company has assessed subsequent events through the date of filing of these condensed financial statements with the SEC and believes that the disclosures made herein are adequate to make the information presented herein not misleading.

We had no items of other comprehensive income in any period presented; therefore, no other components of comprehensive income are presented.

For our fiscal year 2024, all four quarters will be comprised of 13 weeks each.

Reverse Stock Split – We effected a one-for-eight reverse split of our common stock on November 30, 2023. There was no net effect on total stockholders’ equity, and the par value per share of our common stock remained at $0.001 per share after the reverse stock split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the reverse stock split.

NOTE 2 – ACCOUNTING STANDARDS

The Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) as of January 1, 2023. We adopted the standard using a modified retrospective approach which did not have a material impact on our financial position, results of operations, or cash flows.

Revenue Recognition – Our revenue is comprised of engineering, procurement and construction management services and sales of fabricated systems and integrated control systems that we design and assemble. Our services are provided under time-and-material and fixed-price contracts. Some time-and-material contracts may have limits. Revenue is not recognized over these limits until authorization by the client has been received.

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

Related Parties – The Company entered into the Credit Agreement (as defined below) and the Amended Credit Agreement (as defined below) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), the family limited partnership of the Company’s Chairman and Chief Executive Officer, William A. Coskey, P.E.  We apply provisions of subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions. The disclosures include: a) the nature of the relationship(s) involved; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Property and Equipment –Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the three months ended March 30, 2024 was $120 thousand, compared to $130 thousand for the three months ended April 1, 2023.  The Company also recognized a net gain of $26 thousand from the sale of property and equipment.  The proceeds from the sale of property and equipment were $369 thousand.

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended
	March 30, 2024	April 1, 2023
Fixed-price revenue	$4,147	$10,437
Time-and-material revenue	2,381	2,756
Total Revenue	$6,528	$13,193

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	March 30, 2024	December 30, 2023
Costs incurred on uncompleted contracts	$18,276	$23,318
Estimated earnings on uncompleted contracts	781	3,602
Earned revenues	19,057	26,920
Less: billings to date	16,431	24,819
Net costs in excess of billings on uncompleted contracts	$2,626	$2,101

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,602	$3,296
Billings in excess of costs and estimated earnings on uncompleted contracts	(976)	(1,195)
Net costs in excess of billings on uncompleted contracts	$2,626	$2,101

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	March 30, 2024	December 30, 2023
Credit Agreement (1)	1,272	1,047
Total debt	1,272	1,047
Amount due within one year	—	1,047
Total long-term debt	$1,272	$—

(1)

On June 15, 2023, the Company entered into the Credit Agreement (the “Credit Agreement”) with Alliance, pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to the Company. In connection with entering into the Credit Agreement, (i) the Company and its subsidiaries, ENGlobal U.S., Inc., a Texas corporation, ENGlobal Government Services, Inc., a Texas corporation, and ENGlobal Technologies, LLC, a Texas limited liability company (collectively, the “Guarantors”), entered into a security agreement granting a security interest in favor of Alliance on substantially all of the Company’s and Guarantors’ assets to secure all of the indebtedness and other obligations owed to Alliance under the Credit Agreement and (ii) the Guarantors entered into a continuing guaranty pursuant to which the Guarantors guaranteed the payment of all indebtedness owed to Alliance.

On April 24, 2024, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Alliance pursuant to which the parties amended and restated the Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 (the “Term Loans”) to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility (the “Line of Credit”) of up to the lesser of (a) the Borrowing Base (as defined below) and (b) $1,000,000. The borrowing base (the “Borrowing Base”) will be an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by Alliance from time to time, less any reserves established by Lender in its sole discretion from time to time.

The Amended Credit Agreement matures on July 2, 2025.

The future scheduled maturities of our debt are (in thousands):

Credit Agreement

2024	$—
2025	1,272
Thereafter	—
$1,272

NOTE 6 – SEGMENT INFORMATION

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 30, 2024:
Revenue	$4,389	2,139	—	6,528
Gross profit	350	114	—	464
Gross profit margin	8.0%	5.3%		7.1%
SG&A	720	106	1,191	2,017
Operating profit (loss)	(370)	8	(1,191)	(1,553)
Other income, net				222
Interest expense, net				(43)
Tax expense				(22)
Net loss				(1,396)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended April 1, 2023:
Revenue	$11,835	1,358	—	13,193
Gross loss	(1,602)	(220)	—	(1,822)
Gross loss margin	(13.5)%	(16.2)%		(13.8)%
SG&A	2,746	136	1,534	4,416
Operating loss	(4,348)	(356)	(1,534)	(6,238)

Other income, net				3
Interest expense, net				(72)
Tax expense				(22)
Net loss				(6,329)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of March 30, 2024	As of December 30, 2023
	(dollars in thousands)
Commercial	$8,799	$11,740
Government Services	4,221	3,780
Corporate	3,019	3,267
Consolidated	$16,039	$18,787

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

The Company recorded income tax expense of $22 thousand for the three months ended March 30, 2024 as compared to income tax expense of $22 thousand for the three months ended April 1, 2023. The effective income tax rate for the three months ended March 30, 2024 was (1.6)% as compared to 0.4% for the three months ended April 1, 2023. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

On March 12, 2024, ENGlobal U.S. Inc. was served with a lawsuit by VEnergy Industrial Park I, LLC (the “Plaintiff”). The lawsuit is pending in the County Court of Waller County, Texas (the “Court”). The Plaintiff is seeking monetary damages of $1.3 million for a breach of lease cause of action. We disagree with the Plaintiff’s claims and expect to petition the Court with affirmative defenses.  However, litigation is inherently uncertain, and an adverse outcome could have a material impact on our financial condition.

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

The components of lease expense are as follows (amounts in thousands):

		Three Months Ended
	Financial Statement Classification	March 30, 2024	April 1, 2023
Finance leases:
Amortization expense	SG&A Expense	$31	$54
Interest expense	Interest expense, net	10	13
Total finance lease expense		41	67

Operating leases:
Operating costs	Operating costs	11	435
Selling, general and administrative expenses	SG&A Expense	453	590
Total operating lease expense		464	1,025
Total lease expense		$505	$1,092

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	March 30, 2024	December 30, 2023
ROU Assets:
Operating leases	Right of use asset	$4,762	$5,079
Finance leases	Property and equipment, net	495	795
Total ROU Assets:		$5,557	$5,874

Lease liabilities:
Current liabilities
Operating leases	Current portion of operating leases	$1,889	$1,726
Finance leases	Current portion of finance leases	149	263
Noncurrent Liabilities:
Operating leases	Long-term operating leases	5,383	5,761
Finance leases	Long-term finance leases	305	548
Total lease liabilities		$7,726	$8,298

The weighted average remaining lease term and weighted average discount rate were as follows:

At March 30, 2024
Weighted average remaining lease term (years)
Operating leases	6.4
Finance leases	3.1
Weighted average discount rate
Operating leases	9.9%
Finance leases	13.4%

Maturities of operating lease liabilities as of March 30, 2024 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total

2024 (remaining months)	1,653	140	1,793
2025	1,395	155	1,550
2026	920	151	1,071
2027	951	64	1,015
2028 and thereafter	3,157	13	3,170
Total lease payments	8,076	523	8,599
Less: imputed interest	(804)	(69)	(873)
Total lease liabilities	7,272	$454	$7,726

NOTE 11 – STOCKHOLDERS’ EQUITY

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

In 2023, we issued stock-based compensation in the form of non-vested restricted stock awards to certain employees, directors, and officers. We apply the provisions of ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service period for all stock-based compensation based on the grant date fair value of the award. For the three months ended March 30, 2024, we recognized share-based compensation expense of $105 thousand, compared to $50 thousand for the three months ended April 1, 2023.

NOTE 12 – LIQUIDITY

We define liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds and borrowings under the Amended Credit Agreement.

On June 15, 2023, the Company entered into the Credit Agreement with Alliance, pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to the Company.

On April 24, 2024, the Company entered into the Amended Credit Agreement with Alliance that modified the Credit Agreement. The modification includes adding a Line of Credit which allows the Company to borrow up to the lesser of (i) the Borrowing Base (as defined in the Amended Credit Agreement ), or (ii) $1,000,000.

On February 1, 2023, we entered into the RDO Purchase Agreement providing for the sale and issuance by the Company to a single institutional investor of the Shares, at an offering price of $6.80 per Share in a registered direct offering. Concurrently with the sale of the Shares and pursuant to the RDO Purchase Agreement, the Company also sold and issued in a private placement, for no additional consideration to the investor, the Warrants. The gross proceeds to the Company from the offerings were approximately $3.4 million before deducting the placement agent’s fees and related offering expenses, and excluding the proceeds, if any, from the exercise of the Warrants. The Company used the net proceeds of the offering for working capital and general corporate purposes.

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of March 30, 2024, approximately $1.1 million of our trade payables have a payment schedule agreement.

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

NOTE 13 – SUBSEQUENT EVENTS

In accordance with ASC Topic 855, Subsequent Events, which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company evaluated subsequent events and transactions that occurred after March 30, 2024, the balance sheet date, up to the date that the financial statements were available to be issued. As a result, the following transactions were identified as subsequent events as of March 30, 2024.

On April 24, 2024, the Company entered into the Amended Credit Agreement with Alliance pursuant to which the parties amended and restated the Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility of up to the lesser of (a) the Borrowing Base (as defined below) and (b) $1,000,000.  The borrowing base (the “Borrowing Base”) will be an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by Alliance from time to time, less any reserves established by Alliance in its sole discretion from time to time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain information contained in this Quarterly Report on Form 10-Q, as well as other written and oral statements made or incorporated by reference from time to time by the Company and its representatives in other reports, filings with the Securities and Exchange Commission (the “SEC”), press releases, conferences or otherwise, may be deemed to be forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). This information includes, without limitation, statements concerning the Company’s future financial position and results of operations, planned capital expenditures, business strategy and other plans for future operations, the future mix of revenues and business, customer retention, project reversals, commitments and contingent liabilities, future demand and industry conditions. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Generally, the words “anticipate,” “believe,” “estimate,” “expect,” “may” and similar expressions, identify forward-looking statements, which generally are not historical in nature. Actual results could differ materially from the results described in the forward-looking statements due to the risks and uncertainties set forth under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, the specific risk factors identified under Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 30, 2023, and those described from time to time in our future reports filed with the SEC.

The following discussion is qualified in its entirety by, and should be read in conjunction with, the Company’s financial statements, including the notes thereto, included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K for the year ended December 30, 2023.

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

Critical Accounting Policies Update

Our critical accounting policies are further disclosed in Note 2 to the consolidated financial statements included in our 2023 Annual Report on Form 10-K.

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

Comparison of the three months ended March 30, 2024 versus the three months ended April 1, 2023

The following table, for the three months ended March 30, 2024 versus the three months ended April 1, 2023, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended March 30, 2024:
Revenue	$4,389	$2,139	$—	$6,528	100.0%
Gross profit	350	114	—	464	7.1%
SG&A	720	106	1,191	2,017	30.9%
Operating income (loss)	(370)	8	(1,191)	(1,553)	(23.8)%
Other income, net				222
Interest expense, net				(43)
Tax expense				(22)
Net loss				$(1,396)	(21.4)%
Basic and diluted loss per share				$(0.27)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended April 1, 2023:
Revenue	$11,835	$1,358	$—	$13,193	100.0%
Gross loss	(1,602)	(220)	—	(1,822)	(13.8)%
SG&A	2,746	136	1,534	4,416	33.5%
Operating loss	(4,348)	(356)	(1,534)	(6,238)	(47.3)%
Other income, net				3
Interest expense, net				(72)
Tax expense				(22)
Net loss				$(6,329)	(48.0)%
Basic and diluted loss per share				$(0.17)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(7,446)	$781	$—	$(6,665)	(50.5)%
Gross profit (loss)	1,952	334	—	2,286	(125.5)%
SG&A	(2,026)	(30)	(343)	(2,399)	(54.3)%
Operating income (loss)	3,978	364	343	4,685	(75.1)%
Other income, net				219
Interest expense, net				29
Tax expense				—
Net loss				$4,933	(77.9)%
Basic and diluted loss per share				$(0.07)

Revenue – Revenue decreased $6.7 million to $6.5 million from $13.2 million, or a decrease of 50.5%, for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023. Our 2024 revenue for the Commercial segment decreased primarily due to our decision to stop self-performing fabrication, construction and field services. Our 2024 revenue for the Government Services segment increased primarily due to one new project that started in the second quarter of 2023.

Gross Profit (Loss) – Gross profit (loss) margin increased 20.9% to 7.1% from (13.8)% for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023. The increase in gross profit margin is primarily attributable to the reduction of indirect costs of $1.4 million and the decision to stop self-performing fabrication, construction and field services.

Selling, General and Administrative Expense – SG&A expenses decreased $2.4 million for the three months ended March 30, 2024 as compared to the three months ended April 1, 2023 due primarily to $0.8 million of labor savings, $0.1 million of rent savings, and $1.1 million of bad debt expense recorded in 2023.

Interest Expense, net – Interest expense is incurred primarily in connection with the previous revolving credit facility, the current Credit Agreement (defined below) and our finance leases. Our interest expense decreased $29 thousand to $43 thousand for the three months ended March 30, 2024 from $72 thousand for the three months ended April 1, 2023.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $22 thousand for each of the three months ended March 30, 2024 and April 1, 2023.

Net Income (Loss) – Net loss for the three months ended March 30, 2024 was $1.4 million, or a $4.9 million decrease from a net loss of $6.3 million for the three months ended April 1, 2023, primarily as a result of  the decision to stop self- performing fabrication, construction and field services, and a decrease in selling, general, and administrative expenses of $2.4 million.

Liquidity and Capital Resources Overview

The Company defines liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the Amended Credit Agreement. We had cash of approximately $1.1 million at March 30, 2024 and $0.6 million at December 30, 2023. Our working capital as of March 30, 2024 was ($2.1) million versus ($2.2) million as of December 30, 2023.

On June 15, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to us. During the one-year term of the term loans, the Company made interest-only payments on a quarterly basis. The term loans carried an annual interest rate of 8.5% and had an origination fee of 0.5%, payable upon maturity.  As of March 30, 2024, we were in compliance with all of the covenants under the Credit Agreement. As of March 30, 2024, we had outstanding borrowings of $1.2 million under the Credit Agreement, with additional borrowing capacity of $50,000 at the lender’s discretion. On April 24, 2024, the Company entered into the Amended Credit Agreement with Alliance pursuant to which the parties amended and restated the Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility of up to the lesser of (a) the Borrowing Base (as defined below) and (b) $1,000,000.  The borrowing base (the “Borrowing Base”) will be an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by Alliance from time to time, less any reserves established by Alliance in its sole discretion from time to time.

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

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of March 30, 2024, approximately $1.1 million of our trade payables have a payment schedule agreement.

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

Cash Flows from Operating Activities

Operating activities provided $0.2 million of cash for the three months ended March 30, 2024 and used $3.1 million of cash for the three months ended April 1, 2023. The primary drivers of our cash provided by operations for the three months ended March 30, 2023 were a decrease in trade receivable of $2.4 million, an increase in accrued compensation and benefits of $0.3 million, a decrease in other current assets of $0.3 million, depreciation and amortization of $0.2 million, and share-based compensation of $0.1 million, partially offset by cash used in operations to fund our operating loss of $1.4 million, a decrease in trade payables of $0.9 million, an increase in contract assets net of contract liabilities of $0.5 million, and an increase in other current liabilities of $0.4 million.

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

Cash Flows from Investing Activities

Investing activities provided cash of $0.4 million for the three months ended March 30, 2024 from the sale of personal property and equipment. Investing activities used $0.1 million for the three months ended April 1, 2023 for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities used $0.1 million of cash for the three months ended March 30, 2024 primarily due to payment made on finance leases partially offset by the net proceeds received from the Credit Agreement. Financing activities provided $2.4 million of cash for the three months ended April 1, 2023 primarily due to proceeds provided by the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, partially offset by cash used for payments for our finance leases and payments under the revolving credit facility due to the reduced credit limit effective in the first quarter of 2023.

Contractual Obligations

The Company is obligated to make future cash payments under the  Amended Credit Agreement, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of March 30, 2024 (in thousands):

	Payment Due by Fiscal Period
	2024	2025	2026	2027	2028 and thereafter
Operating and finance leases	$1,793	$1,550	$1,071	$1,015	$3,170
Amended Credit Agreement	—	1,272	—	—	—
Other liabilities(1)	296	—	—	—	—
Total	$2,089	$2,822	$1,071	$1,015	$3,170

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of March 30, 2024, as required by Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 30, 2024, the disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

Material Weaknesses in Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s 2023 Annual Report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, and identified the material weaknesses described below that continue to exist as of March 30, 2024.

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

The Company believes that, notwithstanding the material weaknesses mentioned above, the unaudited consolidated financial statements contained in this Quarterly Report on Form 10-Q present fairly, in all material respects, the consolidated balance sheets, statements of operations, stockholders’ equity (deficit), and cash flows of the Company and its subsidiaries in conformity with generally accepted accounting principles in the United States as of the dates and for the periods stated in this Quarterly Report on Form 10-Q.

Remediation Plan and Status

The Company has implemented the following plan of action and will continue to evaluate and adjust remediation actions as needed to ensure the elements of the remediation plan remain appropriate and are sustainable. The elements of the remediation plan include:

•

The Company did not have effective controls over the accuracy of change orders to ensure they were properly entered into the accounting system and the associated contract values were accurately reported in the accounting system as of December 30, 2023. As of March 30, 2024, we have taken the following actions to remediate the material weakness.

o	Communicated and trained those in charge of updating contract values in the proper procedure for entering change orders in the accounting system for lump sum contracts.
o	Communicated to those involved in the monthly forecasting process the importance of communicating to the accounting department any deviation from the expected contract value.
o

Educated the personnel responsible for setting up projects and entering changes to contract values in the accounting system on how the data they input is used to calculate and recognize revenue on lump sum projects.

o	Changed the system procedure for calculating revenue from task level to project level on lump sum contracts.
o

Developed a monthly report to identify contract value changes and assign the responsibility of confirming changes to contract values are valid change orders to another person that is not responsible for entering change orders.

•

The Company did not follow established control procedures to (i) timely record on-line payments and other electronic bank transactions, and (ii) reconcile unprocessed credit card payments to suppliers as of December 30, 2023. As of March 30, 2024, we have taken the following actions to remediate the material weakness.

o	Discontinued the supplier credit card program.
o	Changed when the Company records on-line payments from a month-end process to an interim process, i.e., as they are made.
o	Re-assigned the responsibility of confirming that all on-line payments have been recorded in the accounts payable subledger at month-end to the accounts payable clerk.
o	Re-assigned the preparer and approver roles for the bank reconciliations to provide more oversight by the Chief Financial Officer.
o	Established a more structured review process to ensure the timely recording of all reconciling items.

The Company believes that the actions listed above have provided the appropriate remediation of the material weaknesses identified as of December 30, 2023. Due to the nature of the remediation process and the need for sufficient time after implementation to evaluate and test the design and effectiveness of the controls, no assurance can be made as to when the remediation actions have been operating effectively for a sufficient period of time. The material weakness will be considered fully remediated when the Company concludes that the controls have been operating for a sufficient amount of time and the design and effectiveness of the controls are validated by management.

Changes in Internal Control over Financial Reporting

Except as described above in “Remediation Plan and Status”, there have been no changes in the Company’s internal control over financial reporting during the quarter ended March 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, ENGlobal or one or more of its subsidiaries may be involved in various legal proceedings or may be subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Except as described in Note 8—Commitments and Contingencies to our unaudited consolidated financial statements contained in Part I, Item 1 of this Quarterly Report on Form 10-Q, as of the date of this Quarterly Report on Form 10-Q, no legal proceedings are pending against us that we believe individually or collectively could have a materially adverse effect upon our financial condition, results of operations, or cash flows.

ITEM 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 30, 2023, which outline factors that could materially affect our business, financial condition or future results, and the additional risk factors below. You should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this Quarterly Report on Form 10-Q could have a material adverse effect on our business, financial condition and results of operations and that upon the occurrence of any of these events, the trading price of our common stock could decline.  These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern within one year after the issuance date of this Quarterly Report on Form 10-Q.

Substantial doubt about our ability to continue as a going concern exists. Our unaudited financial statements for the period ended March 30, 2024 were prepared on the assumption that we would continue as a going concern. Those financial statements expressed a substantial doubt about our ability to continue as a going concern. Those financial statements did not include any adjustments that might result from the outcome of this uncertainty. Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

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

Our limited borrowing capacity under our Amended Credit Agreement, which matures on July 2, 2025, may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of April 24, 2024, we have outstanding borrowings of $1.2 million under the Amended Credit Agreement, which matures on July 2, 2025. The terms of the Amended Credit Agreement provide for a revolving credit facility of up to the lesser of (a) the borrowing base and (b) $1,000,000, with the borrowing base being in an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by the lender from time to time, less any reserves established by the lender in its sole discretion from time to time. The limited borrowing capacity under the Amended Credit Agreement may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of March 30, 2024, our backlog was $10.8 million. We expect a majority of this backlog to be completed in 2024. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The markets for oil and natural gas have been volatile which can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the first quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
December 31, 2023 to January 27, 2024	—	—	—	$—
January 28, 2024 to March 2, 2024	—	—	—	$—
March 3, 2024 to March 30, 2024	—	—	—	$—
Total	—	—	161,308	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of March 30, 2024, the Company had purchased and retired 161,308 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended March 30, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed June 29, 2023	8-K	3.1	7/2/23	001-14217

3.4	Certificate of Amendment to the Restated Articles of Incorporation of ENGlobal Corporation	8-K	3.1	12/1/2023	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

4.2	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

10.1	Amended and Restated Credit Agreement, dated as of April 24, 2024, by and between ENGlobal Corporation, as borrower, and Alliance 2000, Ltd., as lender	8-K	10.1	4/25/24	001-14217

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: May 9, 2024
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

