Form 10-Q
period 2024-06-29
ENGLOBAL CORP
filed 2024-08-08
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2024

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

Yes ☐     No ☒

As of August 8, 2024, the registrant had outstanding 5,156,583 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 29, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Operating revenues	$6,140	$9,738	$12,668	$22,931
Operating costs	5,389	10,120	11,453	25,135
Gross profit (loss)	751	(382)	1,215	(2,204)

Selling, general and administrative expenses	1,880	3,922	3,897	8,338
Operating loss	(1,129)	(4,304)	(2,682)	(10,542)

Other income (expense):
Other income, net	6	46	228	49
Interest expense, net	(61)	(59)	(104)	(131)
Loss from continuing operations before income taxes	(1,184)	(4,317)	(2,558)	(10,624)

Provision (benefit) for federal and state income taxes	22	22	44	44

Net loss	(1,206)	(4,339)	(2,602)	(10,668)

Basic and diluted loss per common share:	$(0.23)	$(0.87)	$(0.50)	$(2.19)

Basic and diluted weighted average shares used in computing loss per share:	5,157	4,970	5,157	4,872

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	June 29, 2024	December 30, 2023
ASSETS
Current Assets:
Cash	$227	$615
Trade receivables, net of allowances of $3,227 and $4,336	4,324	6,432
Prepaid expenses and other current assets	447	992
Payroll taxes receivable	102	102
Contract assets	3,565	3,296
Total Current Assets	8,665	11,437
Property and equipment, net	801	1,360
Goodwill	720	720
Other assets
Right-of-use asset	4,444	5,079
Deposits and other assets	185	191
Total Other Assets	4,629	5,270
Total Assets	$14,815	$18,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$6,630	$7,005
Accrued compensation and benefits	1,291	1,445
Current portion of operating leases	2,031	1,726
Current portion of finance leases	138	263
Contract liabilities	406	1,195
Other current liabilities	372	977
Short-term debt	—	1,047
Total Current Liabilities	10,868	13,658

Long-term debt	2,250	—
Long-term unearned revenue	350	375
Long-term operating leases	5,024	5,761
Long-term finance leases	272	548
Total Liabilities	18,764	20,342
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 5,156,583 shares issued and outstanding at June 29, 2024 and December 30, 2023	5	5
Additional paid-in capital	61,562	61,354
Accumulated deficit	(65,516)	(62,914)
Total Stockholders’ Deficit	(3,949)	(1,555)
Total Liabilities and Stockholders’ Deficit	$14,815	$18,787

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Six Months Ended
	June 29, 2024	July 1, 2023
Cash Flows from Operating Activities:
Net loss	$(2,602)	$(10,668)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	419	330
Share-based compensation expense	208	89
Loss (gain) on disposal of fixed assets	(29)	287
Changes in current assets and liabilities:
Trade accounts receivable	2,108	(1,143)
Contract assets	(269)	1,186
Other current assets	551	2,092
Accounts payable	(375)	2,273
Accrued compensation and benefits	(154)	341
Contract liabilities	(789)	96
Income taxes payable	30	34
Other current liabilities, net	(660)	(495)
Net cash used in operating activities	$(1,562)	$(5,578)

Cash Flows from Investing Activities:
Property and equipment acquired	—	(154)
Proceeds from sale of property and equipment	372	—
Net cash provided by (used in) investing activities	$372	$(154)

Cash Flows from Financing Activities:
Common stock and warrants issued, net	—	2,962
Payments on finance leases	(129)	(136)
Payoff of finance leases	(272)	—
Proceeds from Priority Agreement	—	864
Proceeds from Amended Credit Agreement	1,203	1,004
Payments on revolving credit facility, net	—	(1,662)
Net cash provided by financing activities	$802	$3,032
Net change in cash	(388)	(2,700)
Cash at beginning of period	615	3,464
Cash at end of period	$227	$764

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$104	$131
Fair value of warrants at issuance date	$—	$2,782
Right of use assets obtained in exchange for new financing lease liability	$—	$289
Cash paid during the period for income taxes (net of refunds)	$19	$—

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	June 29, 2024	July 1, 2023
Common Stock
Balance at beginning of period	$5	$4
Common stock issued	—	—
Balance at the end of the period	5	4
Additional Paid-in Capital
Balance at beginning of period	61,459	61,106
Proceeds from common stock issued, net	—	(8)
At-the-market offering costs	—	—
Share-based compensation	103	39
Balance at end of period	61,562	61,137

Accumulated Deficit
Balance at beginning of period	(64,310)	(54,090)
Net loss	(1,206)	(4,339)
Balance at end of period	(65,516)	(58,429)

Total Stockholders’ Equity (Deficit)	$(3,949)	$2,712

	For the Six Months Ended
	June 29, 2024	July 1, 2023
Common Stock
Balance at beginning of period	$5	$4
Common stock issued	—	—
Balance at the end of the period	5	4
Additional Paid-in Capital
Balance at beginning of period	61,354	58,086
Proceeds from common stock issued, net	—	180
Fair value of warrants at issuance date	—	2,782
At-the-market offering costs	—	—
Share-based compensation	208	89
Balance at end of period	61,562	61,137

Accumulated Deficit
Balance at beginning of period	(62,914)	(47,761)
Net loss	(2,602)	(10,668)
Balance at end of period	(65,516)	(58,429)

Total Stockholders’ Equity (Deficit)	$(3,949)	$2,712

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

The condensed financial statements included herein are unaudited for the three- and six-month periods ended June 29, 2024 and July 1, 2023, and in the case of the condensed balance sheet as of December 30, 2023 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Property and Equipment –Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the six months ended June 29, 2024 was $216 thousand, compared to $261 thousand for the six months ended July 1, 2023.  For the six months ended June 29, 2024, the Company recognized a net gain of $29 thousand and proceeds of $372 thousand from the sale of property and equipment.

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Six Months Ended
	June 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Fixed-price revenue	$3,418	$6,080	$7,565	$16,517
Time-and-material revenue	2,722	3,658	5,103	6,414
Total Revenue	6,140	9,738	12,668	22,931

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	June 29, 2024	December 30, 2023
Costs incurred on uncompleted contracts	$19,575	$23,318
Estimated earnings on uncompleted contracts	1,363	3,602
Earned revenues	20,938	26,920
Less: billings to date	17,779	24,819
Net costs in excess of billings on uncompleted contracts	$3,159	$2,101

Costs and estimated earnings in excess of billings on uncompleted contracts	$3,565	$3,296
Billings in excess of costs and estimated earnings on uncompleted contracts	(406)	(1,195)
Net costs in excess of billings on uncompleted contracts	$3,159	$2,101

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	June 29, 2024	December 30, 2023
Amended Credit Agreement (1)	2,250	1,047
Total debt	2,250	1,047
Amount due within one year	—	1,047
Total long-term debt	$2,250	$—

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

The Amended Credit Agreement matures on July 2, 2025.

The future scheduled maturities of our debt are (in thousands):

Amended Credit Agreement

2024	—
2025	2,250
Thereafter	—
$2,250

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 29, 2024:
Revenue	$4,611	1,529	—	6,140
Gross profit (loss)	895	(144)	—	751
Gross profit (loss) margin	19.4%	(9.4)%		12.2%
SG&A	736	90	1,054	1,880
Operating profit (loss)	159	(234)	(1,054)	(1,129)
Other income, net				6
Interest expense, net				(61)
Tax expense				(22)
Net loss				(1,206)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended July 1, 2023:
Revenue	$7,427	2,311	—	9,738
Gross profit (loss)	(1,200)	818	—	(382)
Gross profit (loss) margin	(16.2)%	35.4%		(3.9)%
SG&A	2,499	141	1,282	3,922
Operating profit (loss)	(3,699)	677	(1,282)	(4,304)
Other income, net				46
Interest expense, net				(59)
Tax expense				(22)
Net loss				(4,339)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 29, 2024:
Revenue	$9,000	3,668	—	12,668
Gross profit (loss)	1,245	(30)	—	(1,215)
Gross profit (loss) margin	13.8%	(0.8)%		9.6%
SG&A	1,456	196	2,245	3,897
Operating loss	(211)	(226)	(2,245)	(2,682)
Other income, net				228
Interest expense, net				(104)
Tax expense				(44)
Net loss				(2,602)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended July 1, 2023:
Revenue	$19,262	3,669	—	22,931
Gross profit (loss)	(2,802)	598	—	(2,204)
Gross profit (loss) margin	(14.5)%	16.3%		(9.6)%
SG&A	5,245	277	2,816	8,338
Operating profit (loss)	(8,047)	321	(2,816)	(10,542)
Other income, net				49
Interest expense, net				(131)
Tax expense				(44)
Net loss				(10,668)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of June 29, 2024	As of December 30, 2023
	(dollars in thousands)
Commercial	$8,474	$11,740
Government Services	4,493	3,780
Corporate	1,848	3,267
Consolidated	$14,815	$18,787

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

The Company recorded income tax expense of $22 thousand for the three months ended June 29, 2024 as compared to income tax expense of $22 thousand for the three months ended July 1, 2023. The effective income tax rate for the three months ended June 29, 2024 was (1.9)% as compared to (0.5)% for the three months ended July 1, 2023. The Company recorded income tax expense of $44 thousand for the six months ended June 29, 2024 as compared to $44 thousand for the six months ended July 1, 2023. The effective income tax rate for the six months ended June 29, 2024 was (1.7)% and for the six months ended July 1, 2023 was (0.4)%. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

From time to time, ENGlobal or one or more of its subsidiaries is involved in various legal proceedings or is subject to claims that arise in the ordinary course of business alleging, among other things, claims of breach of contract or negligence in connection with the performance or delivery of goods and/or services. The outcome of any such claims or proceedings cannot be predicted with certainty. Except as set forth below, management is not aware of any pending or threatened lawsuits or proceedings that are expected to have a material effect on our financial position, results of operations or liquidity.

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

On August 1, 2024, ENGlobal U.S. Inc. was served with a lawsuit by 5V Leasing, LLC and Hector Venegas (the “Plaintiffs”). The lawsuit is pending in the District Court of Ward County, Texas. The Plaintiffs are seeking monetary damages of $250 thousand for a breach of lease cause of action. We disagree with the Plaintiffs’ claims and expect to petition the court with affirmative defenses.  However, litigation is inherently uncertain, and an adverse outcome could have a material impact on our financial condition.

We carry a broad range of insurance coverage, including general and business automobile liability, commercial property, professional errors and omissions, workers’ compensation insurance, directors’ and officers’ liability insurance and a general umbrella policy, all with standard self-insured retentions/deductibles. We also provide health insurance to our employees (including vision and dental) which is partially self-funded for these claims. Provisions for expected future payments are accrued based on our experience, and specific stop loss levels provide protection for the Company. We believe we have adequate reserves for the self-funded portion of our insurance policies. We are not aware of any claims that are not covered by these policies or which are likely to materially exceed the Company’s insurance limits.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Six Months Ended
	Financial Statement Classification	July 29, 2024	July 1, 2023	June 29, 2024	July 1, 2023
Finance leases:
Amortization expense	SG&A Expense	$31	$61	$62	$115
Interest expense	Interest expense, net	10	13	19	26
Total finance lease expense		41	74	81	141

Operating leases:
Operating costs	Operating costs	11	252	22	687
Selling, general and administrative expenses	SG&A Expense	510	619	963	1,209
Total operating lease expense		521	871	985	1,896
Total lease expense		$562	$945	$1,066	$2,037

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	June 29, 2024	December 30, 2023
ROU Assets:
Operating leases	Right of use asset	$4,444	$5,079
Finance leases	Property and equipment, net	409	795
Total ROU Assets:		$4,853	$5,874

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$2,031	$1,726
Finance leases	Current portion of leases	138	263
Noncurrent Liabilities:
Operating leases	Long-term leases	5,024	5,761
Finance leases	Long-term leases	272	548
Total lease liabilities		$7,465	$8,298

The weighted average remaining lease term and weighted average discount rate were as follows:

At June 29, 2024
Weighted average remaining lease term (years)
Operating leases	6.3
Finance leases	3.0
Weighted average discount rate
Operating leases	9.6%
Finance leases	12.8%

Maturities of operating lease liabilities as of June 29, 2024 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total

2024 (remaining months)	1,388	86	1,474
2025	1,395	155	1,550
2026	920	151	1,071
2027	951	64	1,015
2028 and thereafter	3,157	13	3,170
Total lease payments	7,811	469	8,280
Less: imputed interest	(756)	(59)	(815)
Total lease liabilities	7,055	$410	$7,465

NOTE 10 – STOCKHOLDERS’ EQUITY

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

In 2023, we issued stock-based compensation in the form of non-vested restricted stock awards to certain employees, directors, and officers. We apply the provisions of ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service period for all stock-based compensation based on the grant date fair value of the award. For the three months ended June 29, 2024, we recognized share-based compensation expense of $0.1 million, compared to $39 thousand for the three months ended July 1, 2023. For the six months ended June 29, 2024, we recognized share-based compensation expense of $0.2 million, compared to $0.1 million for the six months ended July 1, 2023.

NOTE 11 – LIQUIDITY

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

On April 24, 2024, the Company entered into the Amended Credit Agreement with Alliance that modified the Credit Agreement. The modification includes adding a Line of Credit which allows the Company to borrow up to the lesser of (i) the Borrowing Base (as defined in the Amended Credit Agreement), or (ii) $1,000,000.

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

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of June 29, 2024, approximately $1.0 million of our trade payables have a payment schedule agreement.

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

NOTE 12 – SUBSEQUENT EVENTS

On August 1, 2024, ENGlobal U.S. Inc. was served with a lawsuit by 5V Leasing, LLC and Hector Venegas (the “Plaintiffs”). The lawsuit is pending in the District Court of Ward County, Texas. The Plaintiffs are seeking monetary damages of $250 thousand for a breach of lease cause of action. We disagree with the Plaintiffs’ claims and expect to petition the court with affirmative defenses.  However, litigation is inherently uncertain, and an adverse outcome could have a material impact on our financial condition.

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

We have a long history of delivering project solutions and can provide complete project execution and have focused our business development teams on communicating these offerings to our clients which include (i) Automation, (ii) Engineering, and (iii) Government Services.

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

Comparison of the three months ended June 29, 2024 versus the three months ended July 1, 2023

The following table, for the three months ended June 29, 2024 versus the three months ended July 1, 2023, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended June 29, 2024:
Revenue	$4,611	$1,529	$—	$6,140	100.0%
Gross profit (loss)	895	(144)	—	751	12.2%
SG&A	736	90	1,054	1,880	30.6%
Operating income (loss)	159	(234)	(1,054)	(1,129)	(18.4)%
Other income, net				6
Interest expense, net				(61)
Tax expense				(22)
Net loss				$(1,206)	(19.6)%
Basic and diluted loss per share				$(0.23)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended July 1, 2023:
Revenue	$7,427	$2,311	$—	$9,738	100.0%
Gross profit (loss)	(1,200)	818	—	(382)	(3.9)%
SG&A	2,499	141	1,282	3,922	40.3%
Operating income (loss)	(3,699)	677	(1,282)	(4,304)	(44.2)%
Other income, net				46
Interest expense, net				(59)
Tax benefit				(22)
Net loss				$(4,339)	(44.6)%
Basic and diluted loss per share				$(0.87)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(2,816)	$(782)	$—	$(3,598)	(36.9)%
Gross profit (loss)	2,095	(962)	—	1,133	(296.6)%
SG&A	(1,763)	(51)	(228)	(2,042)	(52.1)%
Operating income (loss)	3,858	(911)	228	3,175	(73.8)%
Other income, net				(40)
Interest expense, net				(2)
Tax expense				—
Net loss				$3,133	(72.2)%
Basic and diluted loss per share				$0.64

Comparison of the six months ended June 29, 2024 versus the six months ended July 1, 2023

The following table, for the six months ended June 29, 2024 versus the six months ended July 1, 2023, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the six months ended June 29, 2024:
Revenue	$9,000	$3,668	$—	$12,668	100.0%
Gross profit (loss)	1,245	(30)	—	1,215	9.6%
SG&A	1,456	196	2,245	3,897	30.8%
Operating loss	(211)	(226)	(2,245)	(2,682)	(21.2)%
Other income, net				228
Interest expense, net				(104)
Tax expense				(44)
Net loss				$(2,602)	(20.5)%
Basic and diluted loss per share				$(0.50)

	Commercial	Government Services	Corporate	Consolidated
For the six months ended July 1, 2023:
Revenue	$19,262	$3,669	$—	$22,931	100.0%
Gross profit (loss)	(2,802)	598	—	(2,204)	(9.6)%
SG&A	5,245	277	2,816	8,338	36.4%
Operating income (loss)	(8,047)	321	(2,816)	(10,542)	(46.0)%
Other income, net				49
Interest expense, net				(131)
Tax expense				(44)
Net loss				$(10,668)	(46.5)%
Basic and diluted loss per share				$(2.19)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(10,262)	$(1)	$—	$(10,263)	(44.8)%
Gross profit (loss)	4,047	(628)	—	3,419	(155.1)%
SG&A	(3,789)	(81)	(571)	(4,441)	(53.3)%
Operating income (loss)	7,836	(547)	571	7,860	(74.6)%
Other income, net				179
Interest expense, net				27
Tax expense				—
Net loss				$8,066	(75.6)%
Basic and diluted loss per share				$1.69

Revenue – Revenue decreased $3.6 million to $6.1 million from $9.7 million, or a decrease of 36.9%, for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023. Our 2024 revenue for the Commercial segment decreased primarily due to our decision to stop self-performing fabrication, construction and field services, partially offset by projects awarded in 2024. Revenue for the Government Services segment decreased primarily due to contracts that ended without subsequent renewals partially offset by new project awards.

Revenue decreased $10.3 million to $12.7 million from $23.0 million, or a decrease of 44.8%, for the six months ended June 29, 2024 as compared to the six months ended July 1, 2023. Our 2024 revenue for the Commercial segment decreased primarily due to our decision to stop self-performing fabrication, construction and field services, partially offset by projects awarded in 2024.

Gross Profit (Loss) – Gross profit (loss) margin increased 16.1% to 12.2% from (3.9)% for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023. The increase in gross profit (loss) margin is primarily attributable to the reduction of indirect costs of $1.2 million and the decision to stop self-performing fabrication, construction and field services.

Gross profit (loss) margin increased 19.2% to 9.6% from (9.6)% for the six months ended June 29, 2024 as compared to the six months ended July 1, 2023. The increase in gross profit (loss) margin is primarily attributable to the reduction of indirect costs of $2.6 million and the decision to stop self-performing fabrication, construction and field services.

Selling, General and Administrative Expense – SG&A expenses decreased $2.0 million for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023 due to a $1.1 million bad debt reserve in 2023 with no comparable occurrence in 2024, a $0.4 million decrease in salaries and burden, a $0.1 million decrease in computer software and hardware expense, a $0.1 million decrease in facility expense, a $0.1 million decrease in legal expense, a $0.1 million decrease in early payment fees, and a $0.1 million decrease in accounting fees.

SG&A expenses decreased by $4.4 million for the six months ended June 29, 2024 as compared to the six months ended July 1, 2023 due to a $2.2 million bad debt reserve recorded during the 2023 period with no comparable occurrence in 2024, a $1.1 million decrease in salaries and burden, a $0.3 million decrease in facility expense for closed locations related to our fabrication, construction and field services, a $0.3 million decrease in computer software and hardware expense, a $0.1 million decrease in legal expense, a $0.1 million decrease in accounting fees, and a $0.1 million decrease in early payment fees.

Other Income (Expense), Net – Other income, net of expense, decreased $40 thousand for the three months ended June 29, 2024 as compared to the three months ended July 1, 2023.

Other income, net of expense, increased $179 thousand for the six months ended June 29, 2024 as compared to the six months ended July 1, 2023.

Interest Expense, net – Interest expense is incurred primarily in connection with our Credit Agreement, our Amended Credit Agreement, and our finance leases. Our interest expense increased $2 thousand for the three months ended June 29, 2024 from $59 thousand for the three months ended July 1, 2023.

Our interest expense decreased to $104 thousand for the six months ended June 29, 2024 from $131 thousand for the six months ended July 1, 2023.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $22 thousand for the three months ended June 29, 2024 and July 1, 2023.

We recorded income tax expense of $44 thousand for the six months ended June 29, 2024 and July 1, 2023.

Net Income (Loss) – Net loss for the three months ended June 29, 2024 was $1.2 million, or a $3.1 million decrease from a net loss of $4.3 million for the three months ended July 1, 2023, primarily as a result of  the decision to stop self- performing fabrication, construction and field services, and a decrease in selling, general, and administrative expenses of $2.0 million

Net loss for the six months ended June 29, 2024 was $2.6 million, or a $8.1 million decrease from net loss of $10.7 million for the six months ended July 1, 2023, primarily as a result of the decision to stop self- performing fabrication, construction and field services, and a decrease in selling, general, and administrative expenses of $4.4 million

Liquidity and Capital Resources Overview

The Company defines liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the Amended Credit Agreement. We had cash of approximately $0.2 million at June 29, 2024 and $0.6 million at December 30, 2023. Our working capital (deficit) as of June 29, 2024 was ($2.2) million versus ($2.2) million as of December 30, 2023.

On June 15, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to us. During the one-year term of the term loans, the Company made interest-only payments on a quarterly basis. The term loans carried an annual interest rate of 8.5% and had an origination fee of 0.5%, payable upon maturity.  On April 24, 2024, the Company entered into the Amended Credit Agreement with Alliance pursuant to which the parties amended and restated the Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility of up to the lesser of (a) the Borrowing Base (as defined below) and (b) $1,000,000.  The borrowing base (the “Borrowing Base”) will be an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by Alliance from time to time, less any reserves established by Alliance in its sole discretion from time to time. As of June 29, 2024, we were in compliance with all of the covenants under the Amended Credit Agreement. As of June 29, 2024, we had outstanding borrowings of $2.3 million under the Amended Credit Agreement and $30 thousand available to borrow under the revolving credit facility.

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

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of June 29, 2024, approximately $1.0 million of our trade payables have a payment schedule agreement.

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

Cash Flows from Operating Activities

Operating activities used $1.6 million of cash for the six months ended June 29, 2024. The primary drivers of our cash used in operations for the six months ended June 29, 2024 were our operating loss of $2.6 million, an increase in contract assets net of contract liabilities of $1.1 million, an increase of other current liabilities of $0.7 million, a decrease in trade payables of $0.4 million, and a decrease in accrued compensation and benefits of $0.2 million, partially offset by cash provided from a decrease in trade receivables of $2.1 million, a decrease in other current assets of $0.6 million, depreciation and amortization of $0.4 million, and share-based compensation of $0.2 million.

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

Cash Flows from Investing Activities

Investing activities provided cash of $0.4 million for the three months ended June 29, 2024 from the sale of personal property and equipment

Investing activities used cash of $0.2 million for the six months ended July 1, 2023 primarily for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided $0.8 million of cash for the six months ended June 29, 2024 primarily due to proceeds received from the Amended Credit Agreement and the Credit Agreement partially offset by payments made on finance leases.

Financing activities provided $3.0 million of cash for the six months ended July 1, 2023 primarily due to proceeds received from the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, the Credit Agreement entered into during the second quarter of 2023, and invoices funded under the invoice factoring agreement with FundThrough USA, Inc. (the “Priority Agreement”), partially offset by cash used for payments for our finance leases and payments under the Loan and Security Agreement with Pacific Western Bank dba Pacific Western Business Finance (the “Revolving Credit Facility”). The Revolving Credit Facility was repaid during the second quarter of 2023.

Contractual Obligations

The Company is obligated to make future cash payments under the Amended Credit Agreement, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of June 29, 2024 (in thousands):

	Payment Due by Fiscal Period
	2023	2024	2025	2026	2027 and thereafter
Operating and finance leases	$1,474	$1,550	$1,071	$1,015	$3,170
Amended Credit Agreement	—	—	2,250	—	—
Other liabilities(1)	100	—	—	—	—
Total	$1,574	$1,550	$3,321	$1,015	$3,170

(1)	Other liabilities includes short-term notes payable.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of June 29, 2024, as required by Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 29, 2024, the disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

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

In connection with the preparation of the Company’s 2023 Annual Report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, and identified the material weaknesses described below that continue to exist as of June 29, 2024.

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

Remediation Plan and Status

The Company has implemented the following plan of action and will continue to evaluate and adjust remediation actions as needed to ensure the elements of the remediation plan remain appropriate and are sustainable. The elements of the remediation plan include:

•	The Company did not have effective controls over the accuracy of change orders to ensure they were properly entered into the accounting system and the associated contract values were accurately reported in the accounting system as of December 30, 2023. As of June 29, 2024, we have taken the following actions to remediate the material weakness.

o	Communicated and trained those in charge of updating contract values in the proper procedure for entering change orders in the accounting system for lump sum contracts.
o	Communicated to those involved in the monthly forecasting process the importance of communicating to the accounting department any deviation from the expected contract value.
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

•	The Company did not follow established control procedures to (i) timely record on-line payments and other electronic bank transactions, and (ii) reconcile unprocessed credit card payments to suppliers as of December 30, 2023. As of June 29, 2024, we have taken the following actions to remediate the material weakness.

o	Discontinued the supplier credit card program.
o	Changed when the Company records on-line payments from a month-end process to an interim process, i.e., as they are made.
o	Re-assigned the responsibility of confirming that all on-line payments have been recorded in the accounts payable subledger at month-end to the accounts payable clerk.
o	Re-assigned the preparer and approver roles for the bank reconciliations to provide more oversight by the Chief Financial Officer.
o	Established a more structured review process to ensure the timely recording of all reconciling items.

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

Changes in Internal Control over Financial Reporting

Except as described above in “Remediation Plan and Status”, there have been no changes in the Company’s internal control over financial reporting during the quarter ended June 29, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Substantial doubt about our ability to continue as a going concern exists. Our unaudited financial statements for the period ended June 29, 2024 were prepared on the assumption that we would continue as a going concern. Those financial statements expressed a substantial doubt about our ability to continue as a going concern. Those financial statements did not include any adjustments that might result from the outcome of this uncertainty. Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

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

Our limited borrowing capacity under our Amended Credit Agreement, which matures on July 2, 2025, may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of June 29, 2024, we have outstanding borrowings of $2.3 million under the Amended Credit Agreement, which matures on July 2, 2025. The terms of the Amended Credit Agreement provide for a revolving credit facility of up to the lesser of (a) the borrowing base and (b) $1,000,000, with the borrowing base being in an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by the lender from time to time, less any reserves established by the lender in its sole discretion from time to time. As of June 29, 2024, we had$30 thousand available to borrow under the revolving credit facility.  The limited borrowing capacity under the Amended Credit Agreement may limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of June 29, 2024, our backlog was approximately $7.7 million. We expect a majority of this backlog to be completed within the next 12 months. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The markets for oil and natural gas have been volatile which can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

We are not currently in compliance with Nasdaq’s continued listing requirements. If we are unable to comply with Nasdaq’s continued listing requirements, our common stock could be delisted, which could negatively affect the price of our common stock and liquidity and reduce our ability to raise capital. Our common stock is currently listed on Nasdaq. Nasdaq has established certain quantitative criteria and qualitative standards that companies must meet to remain listed for trading on this market. On November 27, 2023, we received written notice from Nasdaq indicating that we are not in compliance with Listing Rule 5550(b) for continued listing due to our failure to maintain a minimum of $2,500,000 in stockholders’ equity. Nasdaq also determined that we did not meet the alternatives of market value of listed securities or net income from continuing operations for continued listing. The Company subsequently submitted a plan to regain compliance and based on such submission, Nasdaq granted the Company an extension of time until May 27, 2024 to regain compliance with Listing Rule 5550(b).

On May 30, 2024, the Company received written notice from Nasdaq notifying the Company that the Nasdaq staff had determined that the Company did not meet the terms of the extension. The Company requested an appeal of this determination before a Nasdaq Hearings Panel (the “Panel”). At the Panel hearing, which was held on July 25, 2024, the Company presented a strategic plan to regain compliance with the applicable Nasdaq listing requirements.  Pending the Panel’s decision, the Company’s common stock will continue to trade on Nasdaq. There can be no assurance that the Company’s plan will be accepted by the Panel or that, if it is, the Company will be able to regain compliance with the applicable Nasdaq listing requirements. If the Company’s common stock is delisted, it could be more difficult to buy or sell the Company’s common stock or to obtain accurate quotations, and the price of the Company’s common stock could suffer a material decline. Delisting could also impair the Company’s ability to raise capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the second quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
March 31, 2024 to April 27, 2024	—	—	—	$—
April 28, 2024 to June 1, 2024	—	—	—	$—
June 2, 2024 to June 29, 2024	—	—	—	$—
Total	—	—	161,308	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of June 29, 2024, the Company had purchased and retired 161,308 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended June 29, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 8, 2024
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

