Form 10-Q
period 2024-09-28
ENGLOBAL CORP
filed 2024-11-12
CIK 933738

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2024

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

Yes ☐      No ☒

As of November 12, 2024, the registrant had outstanding 5,156,583 shares of common stock, par value $0.001 per share.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 28, 2024

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENGlobal Corporation

Condensed Consolidated Statements of Operations

(Unaudited)

(amounts in thousands, except per share data)

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Operating revenues	$5,682	$9,450	$18,350	$32,381
Operating costs	5,207	7,613	16,660	32,748
Gross profit (loss)	475	1,837	1,690	(367)

Selling, general and administrative expenses	894	2,512	4,791	10,850
Operating loss	(419)	(675)	(3,101)	(11,217)

Other income (expense):
Other income, net	3	3	231	52
Interest expense, net	(62)	(27)	(166)	(158)
Loss from continuing operations before income taxes	(478)	(699)	(3,036)	(11,323)

Provision (benefit) for federal and state income taxes	22	22	66	66

Net loss	(500)	(721)	(3,102)	(11,389)

Basic and diluted loss per common share:	$(0.10)	$(0.14)	$(0.60)	$(2.30)

Basic and diluted weighted average shares used in computing loss per share:	5,157	5,104	5,157	4,949

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Balance Sheets

(Unaudited)

(amounts in thousands, except share and per share amounts)

	September 28, 2024	December 30, 2023
ASSETS
Current Assets:
Cash	$1,231	$615
Trade receivables, net of allowances of $3,227 and $4,336	3,807	6,432
Prepaid expenses and other current assets	108	992
Payroll taxes receivable	102	102
Contract assets	4,376	3,296
Total Current Assets	9,624	11,437
Property and equipment, net	714	1,360
Goodwill	720	720
Other assets
Right-of-use asset	2,006	5,079
Deposits and other assets	166	191
Total Other Assets	2,172	5,270
Total Assets	$13,230	$18,787

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities:
Accounts payable	$7,614	$7,005
Accrued compensation and benefits	1,283	1,445
Current portion of operating leases	955	1,726
Current portion of finance leases	131	263
Contract liabilities	1,064	1,195
Other current liabilities	941	977
Legal contingency	1,464	—
Short-term debt	2,304	1,047
Total Current Liabilities	15,756	13,658

Long-term debt	—	—
Long-term unearned revenue	338	375
Long-term operating leases	1,333	5,761
Long-term finance leases	238	548
Total Liabilities	17,665	20,342
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock - $0.001 par value; 75,000,000 shares authorized; 5,156,583 shares issued and outstanding at September 28, 2024 and December 30, 2023	5	5
Additional paid-in capital	61,576	61,354
Accumulated deficit	(66,016)	(62,914)
Total Stockholders’ Deficit	(4,435)	(1,555)
Total Liabilities and Stockholders’ Deficit	$13,230	$18,787

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(amounts in thousands)

	For the Nine Months Ended
	September 28, 2024	September 30, 2023
Cash Flows from Operating Activities:
Net loss	$(3,102)	$(11,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	467	450
Share-based compensation expense	222	202
Loss (gain) on disposal of fixed assets	(29)	287
Impairment of ROU asset	(878)	197
Reclassification of ROU liabilities, net	(1,413)	—
Changes in current assets and liabilities:
Trade accounts receivable	2,625	140
Contract assets	(1,080)	218
Other current assets	909	2,803
Accounts payable	609	2,632
Accrued compensation and benefits	(162)	614
Contract liabilities	(131)	910
Income taxes payable	51	10
Other current liabilities, net	1,340	(904)
Net cash used in operating activities	$(572)	$(3,830)

Cash Flows from Investing Activities:
Property and equipment acquired	—	(277)
Proceeds from sale of property and equipment	372	—
Net cash provided by (used in) investing activities	$372	$(277)

Cash Flows from Financing Activities:
Common stock and warrants issued, net	—	2,962
Payments on finance leases	(168)	(188)
Payoff of finance leases	(272)	—
Proceeds from Amended Credit Agreement	1,256	1,018
Payments on revolving credit facility, net	—	(1,661)
Net cash provided by financing activities	$816	$2,131
Net change in cash	616	(1,976)
Cash at beginning of period	615	3,464
Cash at end of period	$1,231	$1,488

Supplemental disclosure of cash flow information:
Cash paid during the period for interest	$166	$158
Fair value of warrants at issuance date	$—	$2,782
Right of use assets obtained in exchange for new financing lease liability	$—	$289
Right of use assets obtained in exchange for new operating lease liability	$—	$524
Cash paid during the period for income taxes (net of refunds)	$8	$55

See accompanying notes to unaudited interim condensed consolidated financial statements.

ENGlobal Corporation

Condensed Consolidated Statements of Stockholders’ Equity (Deficit)

(Unaudited)

(amounts in thousands)

	For the Three Months Ended
	September 28, 2024	September 30, 2023
Common Stock
Balance at beginning of period	$5	$4
Common stock issued	—	—
Balance at the end of the period	5	4
Additional Paid-in Capital
Balance at beginning of period	61,562	61,138
Share-based compensation	14	113
Balance at end of period	61,576	61,251

Accumulated Deficit
Balance at beginning of period	(65,516)	(58,429)
Net loss	(500)	(721)
Balance at end of period	(66,016)	(59,150)

Total Stockholders’ Equity (Deficit)	$(4,435)	$2,105

	For the Nine Months Ended
	September 28, 2024	September 30, 2023
Common Stock
Balance at beginning of period	$5	$4
Common stock issued	—	—
Balance at the end of the period	5	4
Additional Paid-in Capital
Balance at beginning of period	61,354	58,087
Proceeds from common stock issued, net	—	180
Fair value of warrants at issuance date	—	2,782
Share-based compensation	222	202
Balance at end of period	61,576	61,251

Accumulated Deficit
Balance at beginning of period	(62,914)	(47,761)
Net loss	(3,102)	(11,389)
Balance at end of period	(66,016)	(59,150)

Total Stockholders’ Equity (Deficit)	$(4,435)	$2,105

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

The condensed financial statements included herein are unaudited for the three- and nine-month periods ended September 28, 2024 and September 30, 2023, and in the case of the condensed balance sheet as of December 30, 2023 have been derived from the audited financial statements of the Company. These financial statements reflect all adjustments (consisting of normal recurring adjustments), which are, in the opinion of management, necessary to fairly present the results for the periods presented.

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

Property and Equipment –Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Depreciation expense for the nine months ended September 28, 2024 was $305 thousand, compared to $404 thousand for the nine months ended September 30, 2023. For the nine months ended September 28, 2024, the Company recognized a net gain of $29 thousand and proceeds of $372 thousand from the sale of property and equipment.

NOTE 3 – REVENUE RECOGNITION

Our revenue by contract type was as follows (dollars in thousands):

	For the Three Months Ended		For the Nine Months Ended
	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Fixed-price revenue	$3,250	$7,079	$10,815	$23,596
Time-and-material revenue	2,432	2,371	7,535	8,785
Total Revenue	5,682	9,450	18,350	32,381

NOTE 4 – CONTRACT ASSETS AND CONTRACT LIABILITIES

Our contract assets consist of unbilled amounts typically resulting from sales under long-term contracts when the cost-to-cost method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. Our contract liabilities consist of advance payments and billings in excess of costs incurred.

Costs, estimated earnings and billings on uncompleted contracts consisted of the following (dollars in thousands):

	September 28, 2024	December 30, 2023
Costs incurred on uncompleted contracts	$16,433	$23,318
Estimated earnings on uncompleted contracts	1,448	3,602
Earned revenues	17,881	26,920
Less: billings to date	14,569	24,819
Net costs in excess of billings on uncompleted contracts	$3,312	$2,101

Costs and estimated earnings in excess of billings on uncompleted contracts	$4,376	$3,296
Billings in excess of costs and estimated earnings on uncompleted contracts	(1,064)	(1,195)
Net costs in excess of billings on uncompleted contracts	$3,312	$2,101

NOTE 5 – DEBT

The components of debt were as follows (dollars in thousands):

	September 28, 2024	December 30, 2023
Amended Credit Agreement (1)	2,304	1,047
Total debt	2,304	1,047
Amount due within one year	2,304	1,047
Total long-term debt	$—	$—

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

On April 24, 2024, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”) with Alliance pursuant to which the parties amended and restated the Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 (the “Term Loans”) to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility (the “Line of Credit”) of up to the lesser of (a) the Borrowing Base (as defined below) and (b) $1,000,000. The borrowing base (the “Borrowing Base”) will be an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by Alliance from time to time, less any reserves established by Lender in its sole discretion from time to time. As of September 28, 2024 and the date of the filing of this Quarterly Report on Form 10-Q, the Company does not have available funds to borrow under the Amended Credit Agreement.

On November 11, 2024, the Company entered into an amendment to the Amended Credit Agreement with Alliance to (i) increase the interest rate from 8.0% per annum to 12.0% per annum under the Term Loans and (ii) provide that interest will be payable at maturity instead of monthly in arrears under the Term Loans and the Line of Credit.

The Amended Credit Agreement matures on July 2, 2025.

The future scheduled maturities of our debt are (in thousands):

Amended Credit Agreement

2024	—
2025	2,304
Thereafter	—
$2,304

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

Segment information is as follows (dollars in thousands):

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 28, 2024:
Revenue	$4,292	1,390	—	5,682
Gross profit (loss)	538	(63)	—	475
Gross profit (loss) margin	12.5%	(4.5)%		8.4%
SG&A	(180)	72	1,002	894
Operating profit (loss)	718	(135)	(1,002)	(419)
Other income, net				3
Interest expense, net				(62)
Tax expense				(22)
Net loss				(500)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 30, 2023:
Revenue	$5,862	3,588	—	9,450
Gross profit (loss)	323	1,514	—	1,837
Gross profit (loss) margin	5.5%	42.2%		19.4%
SG&A	1,203	161	1,148	2,512
Operating profit (loss)	(880)	1,353	(1,148)	(675)
Other income, net				3
Interest expense, net				(27)
Tax expense				(22)
Net loss				(721)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 28, 2024:
Revenue	$13,292	5,058	—	18,350
Gross profit (loss)	1,783	(93)	—	1,690
Gross profit (loss) margin	13.4%	(1.8)%		9.2%
SG&A	1,276	268	3,247	4,791
Operating income (loss)	507	(361)	(3,247)	(3,101)
Other income, net				231
Interest expense, net				(166)
Tax expense				(66)
Net loss				(3,102)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 30, 2023:
Revenue	$25,124	7,257	—	32,381
Gross profit (loss)	(2,479)	2,112	—	(367)
Gross profit (loss) margin	(9.9)%	29.1%		(1.1)%
SG&A	6,448	438	3,964	10,850
Operating profit (loss)	(8,927)	1,674	(3,964)	(11,217)
Other income, net				52
Interest expense, net				(158)
Tax expense				(66)
Net loss				(11,389)

Total assets by segment are as follows (dollars in thousands):

Total Assets by Segment	As of September 28, 2024	As of December 30, 2023
	(dollars in thousands)
Commercial	$7,026	$11,740
Government Services	4,142	3,780
Corporate	2,062	3,267
Consolidated	$13,230	$18,787

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

The Company recorded income tax expense of $22 thousand for the three months ended September 28, 2024 as compared to income tax expense of $22 thousand for the three months ended September 30, 2023. The effective income tax rate for the three months ended September 28, 2024 was (4.6)% as compared to (0.9)% for the three months ended September 30, 2023. The Company recorded income tax expense of $66 thousand for the nine months ended September 28, 2024 as compared to $66 thousand for the nine months ended September 30, 2023. The effective income tax rate for the nine months ended September 28, 2024 was (2.2)% and for the nine months ended September 30, 2023 was (0.6)%. The effective tax rate differed from the federal statutory rate of 21% primarily due to the effect of the valuation allowances related to the expected unrealized deferred tax asset generated by the current year benefit.

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

The components of lease expense were as follows (dollars in thousands):

		Three Months Ended		Nine Months Ended
	Financial Statement Classification	September 28, 2024	September 30, 2023	September 28, 2024	September 30, 2023
Finance leases:
Amortization expense	SG&A Expense	$21	$61	$83	$176
Interest expense	Interest expense, net	7	13	27	39
Total finance lease expense		28	74	110	215

Operating leases:
Operating costs	Operating costs	8	23	30	710
Selling, general and administrative expenses	SG&A Expense	(370)	691	593	1,900
Total operating lease expense		(362)	714	623	2,610
Total lease expense		$(334)	$788	$733	$2,825

Supplemental balance sheet information related to leases was as follows (dollars in thousands):

	Financial Statement Classification	September 28, 2024	December 30, 2023
ROU Assets:
Operating leases	Right of use asset	$2,006	$5,079
Finance leases	Property and equipment, net	369	795
Total ROU Assets:		$2,375	$5,874

Lease liabilities:
Current liabilities
Operating leases	Current portion of leases	$955	$1,726
Finance leases	Current portion of leases	131	263
Noncurrent Liabilities:
Operating leases	Long-term leases	1,333	5,761
Finance leases	Long-term leases	238	548
Total lease liabilities		$2,657	$8,298

The weighted average remaining lease term and weighted average discount rate were as follows:

At September 28, 2024
Weighted average remaining lease term (years)
Operating leases	3.3
Finance leases	2.8
Weighted average discount rate
Operating leases	0.9%
Finance leases	9.9%

Maturities of operating lease liabilities as of September 28, 2024 are as follows (dollars in thousands):

Years ending:	Operating leases	Finance leases	Total

2024 (remaining months)	273	38	311
2025	853	153	1,006
2026	371	149	520
2027	384	62	446
2028 and thereafter	429	9	438
Total lease payments	2,310	411	2,721
Less: imputed interest	(23)	(41)	(64)
Total lease liabilities	2,287	$370	$2,657

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

In 2023, we issued stock-based compensation in the form of non-vested restricted stock awards to certain employees, directors, and officers. We apply the provisions of ASC Topic 718 “Compensation – Stock Compensation” (“ASC 718”) and recognize compensation expense over the applicable service period for all stock-based compensation based on the grant date fair value of the award. For the three months ended September 28, 2024, we recognized share-based compensation expense of $14 thousand, compared to $0.1 million for the three months ended September 30, 2023. For the nine months ended September 28, 2024, we recognized share-based compensation expense of $0.2 million, compared to $0.2 million for the nine months ended September 30, 2023.

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

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of September 28, 2024, approximately $1.1 million of our trade payables have a payment schedule agreement.

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

NOTE 12 – SUBSEQUENT EVENTS

On November 11, 2024, the Company entered into an amendment to the Amended Credit Agreement with Alliance to (i) increase the interest rate from 8.0% per annum to 12.0% per annum under the Term Loans and (ii) provide that interest will be payable at maturity instead of monthly in arrears under the Term Loans and the Line of Credit.

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

Impairment of Long-Lived Assets - IAS 36 Impairment of Assets applies to a variety of non-financial assets including property, plant and equipment (PPE), right-of-use assets, intangible assets and goodwill, investment properties carried at cost and investments in associates and joint ventures. If these assets (other than goodwill) have been impaired in previous periods, then a company needs to consider whether there have been changes in circumstances since the last impairment test that indicate that an impairment loss may have decreased or may no longer exist, which includes a  significant change in the extent or manner in which an asset is or is expected to be used.

During  2023, we determined that the carrying value of the ROU assets related to our fabrication and field services businesses was no longer recoverable and wrote the balance down to its estimated fair value.  The resulting impairment loss of $1.8 million was reflected within selling, general, and administrative expenses of the Commercial segment on the Consolidated Statement of Operations in the our 2023 Annual Report on Form 10-K.

During the third quarter of 2024, we identified circumstances that indicated a significant change had occurred in the assumptions management used to impair the asset. The reevaluation resulted in a $0.5 million reduction in the estimated impairment loss, elimination of the right-of-use asset balance, and reclassification of the liability from a right-of-use lease liability to a contingency.  The contingency is based on a lawsuit pending in the County Court of Waller County, Texas, where the Plaintiff is seeking monetary damages of $1.3 million for a breach of lease cause of action.

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

Comparison of the three months ended September 28, 2024 versus the three months ended September 30, 2023

The following table, for the three months ended September 28, 2024 versus the three months ended September 30, 2023, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 28, 2024:
Revenue	$4,292	$1,390	$—	$5,682	100.0%
Gross profit (loss)	538	(63)	—	475	8.4%
SG&A	(180)	72	1,002	894	15.7%
Operating income (loss)	718	(135)	(1,002)	(419)	(7.4)%
Other income, net				3
Interest expense, net				(62)
Tax expense				(22)
Net loss				$(500)	(8.8)%
Basic and diluted loss per share				$(0.10)

	Commercial	Government Services	Corporate	Consolidated
For the three months ended September 30, 2023:
Revenue	$5,862	$3,588	$—	$9,450	100.0%
Gross profit (loss)	323	1,514	—	1,837	19.4%
SG&A	1,203	161	1,148	2,512	26.6%
Operating income (loss)	(880)	1,353	(1,148)	(675)	(7.1)%
Other income, net				3
Interest expense, net				(27)
Tax benefit				(22)
Net loss				$(721)	(7.6)%
Basic and diluted loss per share				$(0.14)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(1,570)	$(2,198)	$—	$(3,768)	(39.9)%
Gross profit (loss)	215	(1,577)	—	(1,362)	(74.1)%
SG&A	(1,383)	(89)	(146)	(1,618)	(64.4)%
Operating income (loss)	1,598	(1,488)	146	256	(37.9)%
Other income, net				—
Interest expense, net				(35)
Tax expense				—
Net loss				$221	(30.7)%
Basic and diluted loss per share				$0.04

Comparison of the nine months ended September 28, 2024 versus the nine months ended September 30, 2023

The following table, for the nine months ended September 28, 2024 versus the nine months ended September 30, 2023, provides relevant financial data that is derived from our consolidated statements of operations (amounts in thousands except per share data).

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 28, 2024:
Revenue	$13,292	$5,058	$—	$18,350	100.0%
Gross profit (loss)	1,783	(93)	—	1,690	9.2%
SG&A	1,276	268	3,247	4,791	26.1%
Operating income (loss)	507	(361)	(3,247)	(3,101)	(16.9)%
Other income, net				231
Interest expense, net				(166)
Tax expense				(66)
Net loss				$(3,102)	(16.9)%
Basic and diluted loss per share				$(0.60)

	Commercial	Government Services	Corporate	Consolidated
For the nine months ended September 30, 2023:
Revenue	$25,124	$7,257	$—	$32,381	100.0%
Gross profit (loss)	(2,479)	2,112	—	(367)	(1.1)%
SG&A	6,448	438	3,964	10,850	33.5%
Operating income (loss)	(8,927)	1,674	(3,964)	(11,217)	(34.6)%
Other income, net				52
Interest expense, net				(158)
Tax expense				(66)
Net loss				$(11,389)	(35.2)%
Basic and diluted loss per share				$(2.30)

	Commercial	Government Services	Corporate	Consolidated
Year Over Year Increase (Decrease) in Operating Results:
Revenue	$(11,832)	$(2,199)	$—	$(14,031)	(43.3)%
Gross profit (loss)	4,262	(2,205)	—	2,057	(560.5)%
SG&A	(5,172)	(170)	(717)	(6,059)	(55.8)%
Operating income (loss)	9,434	(2,035)	717	8,116	(72.4)%
Other income, net				179
Interest expense, net				(8)
Tax expense				—
Net loss				$8,287	(72.8)%
Basic and diluted loss per share				$1.70

Revenue – Revenue decreased $3.8 million to $5.7 million from $9.5 million, or a decrease of 39.9%, for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. Our 2024 revenue for the Commercial segment decreased primarily due to our decision to stop self-performing fabrication, construction and field services, partially offset by projects awarded in 2024. Revenue for the Government Services segment decreased primarily due to large projects that were completed in 2023.

Revenue decreased $14.0 million to $18.4 million from $32.4 million, or a decrease of 43.3%, for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. Our 2024 revenue for the Commercial segment decreased primarily due to our decision to stop self-performing fabrication, construction and field services, partially offset by projects awarded in 2024. Revenue for the Government Services segment decreased primarily due to large projects that were completed in 2023.

Gross Profit (Loss) – Gross profit (loss) margin decreased 11.0% to 8.4% from 19.4% for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023. The decrease in gross profit (loss) margin is primarily attributable to the inefficient use of personnel and equipment to complete projects where we were unable to secure additional change orders to cover costs of completion, partially offset by a change order awarded to our Government Services group to cover excess material purchases on a large project.

Gross profit (loss) margin increased 10.3% to 9.2% from (1.1)% for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023. The increase in gross profit (loss) margin is primarily attributable to the reduction of indirect costs of $2.6 million and the decision to stop self-performing fabrication, construction and field services.

Selling, General and Administrative Expense – SG&A expenses decreased $1.6 million for the three months ended September 28, 2024 as compared to the three months ended September 30, 2023 due to a $1.1 million decrease in facility expense primarily as a result of the termination of our leases related to self-performed fabrication, construction and field services, a $0.2 million decrease in salaries and burden, a $0.1 million decrease in computer software and hardware expense, a $0.1 million decrease in legal expense, and a $0.1 million decrease in accounting fees.

SG&A expenses decreased by $6.1 million for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023 due to a $2.2 million bad debt reserve recorded during the 2023 period with no comparable occurrence in 2024, a $1.3 million decrease in facility expense for closed locations related to our self-performed fabrication, construction and field services, a $1.2 million decrease in salaries and burden, a $0.3 million decrease in computer software and hardware expense, a $0.2 million decrease in legal expense, a $0.2 million decrease in accounting fees, a $0.1 decrease in depreciation expense, and a $0.1 million decrease in early payment fees.

Other Income (Expense), Net – Other income, net of expense, was $3 thousand for the three months ended September 28, 2024 and September 30, 2023.

Other income, net of expense, increased $179 thousand for the nine months ended September 28, 2024 as compared to the nine months ended September 30, 2023.

Interest Expense, net – Interest expense is incurred primarily in connection with our Credit Agreement, our Amended Credit Agreement, and our finance leases. Our interest expense increased to $62 thousand for the three months ended September 28, 2024 from $27 thousand for the three months ended September 30, 2023.

Our interest expense increased to $166 thousand for the nine months ended September 28, 2024 from $158 thousand for the nine months ended September 30, 2023.

Tax Expense – Tax expense is incurred primarily for our state franchise taxes. We recorded income tax expense of $22 thousand for the three months ended September 28, 2024 and September 30, 2023.

We recorded income tax expense of $66 thousand for the nine months ended September 28, 2024 and September 30, 2023.

Net Income (Loss) – Net loss for the three months ended September 28, 2024 was $0.5 million, or a $0.2 million decrease from a net loss of $0.7 million for the three months ended September 30, 2023, primarily as a result of  the inefficient use of personnel and equipment to complete projects and the decision to stop self- performing fabrication, construction and field services, and a decrease in selling, general, and administrative expenses of $1.6 million.

Net loss for the nine months ended September 28, 2024 was $3.1 million, or a $8.3 million decrease from net loss of $11.4 million for the nine months ended September 30, 2023, primarily as a result of the decision to stop self- performing fabrication, construction and field services, and a decrease in selling, general, and administrative expenses of $6.1 million.

Liquidity and Capital Resources Overview

The Company defines liquidity as our ability to pay liabilities as they become due, fund business operations and meet monetary contractual obligations. Our primary sources of liquidity are cash on hand, internally generated funds, and borrowings under the Amended Credit Agreement. We had cash of approximately $1.2 million at September 28, 2024 and $0.6 million at December 30, 2023. Our working capital (deficit) as of September 28, 2024 was ($6.1) million versus ($2.2) million as of December 30, 2023.

On June 15, 2023, we entered into a Credit Agreement (the “Credit Agreement”) with Alliance 2000, Ltd., a Texas limited partnership (“Alliance”), pursuant to which Alliance agreed, subject to certain terms and conditions, to extend up to two term loans in the aggregate principal amount of $1,250,000 to us. During the one-year term of the term loans, the Company made interest-only payments on a quarterly basis. The term loans carried an annual interest rate of 8.5% and had an origination fee of 0.5%, payable upon maturity.  On April 24, 2024, the Company entered into the Amended Credit Agreement with Alliance pursuant to which the parties amended and restated the Credit Agreement to, among other things, (i) modify the existing term loans in the aggregate original principal amount of $1,200,000 to (a) extend the maturity date to July 2, 2025, and (b) reduce the applicable interest rate from 8.5% to 8.0% per annum, and (ii) provide a revolving credit facility of up to the lesser of (a) the Borrowing Base (as defined below) and (b) $1,000,000.  The borrowing base (the “Borrowing Base”) is an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by Alliance from time to time, less any reserves established by Alliance in its sole discretion from time to time. As of September 28, 2024 and the date of the filing of this Quarterly Report on Form 10-Q, we do not have available funds to borrow under the revolving credit facility. On November 11, 2024, we entered into an amendment to the Amended Credit Agreement to (i) increase the interest rate from 8.0% per annum to 12.0% per annum under the term loans and (ii) provide that interest will be payable at maturity instead of monthly in arrears under the term loans and the revolving credit facility.

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

We have had to extend the payment terms for our suppliers beyond our standard terms. In some cases, we have signed an agreement stipulating scheduled payment dates and amounts to provide assurance to the supplier that the balance will be paid in full. The payment terms for these arrangements are between a few weeks and 12 months depending on various factors such as amount, age, and how critical they are to our on-going operations.  As of September 28, 2024, approximately $1.0 million of our trade payables have a payment schedule agreement.

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

Cash Flows from Operating Activities

Operating activities used $0.6 million of cash for the nine months ended September 28, 2024. The primary drivers of our cash used in operations for the nine months ended September 28, 2024 were our operating loss of $3.1 million, $1.4 million from the reclassification of ROU liabilities for closed facilities, an increase in contract assets net of contract liabilities of $1.2 million, $0.9 million from the adjustment to ROU asset impairment, and an increase in accrued compensation and benefits of $0.2 million, partially offset by cash provided from a decrease in trade receivables of $2.6 million, an increase of other current liabilities of $1.3 million, a decrease in other current assets of $0.9 million, an increase in trade payables of $0.6 million, depreciation and amortization of $0.5 million, share-based compensation of $0.2 million, and income taxes payable of $0.1 million.

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

Cash Flows from Investing Activities

Investing activities provided cash of $0.4 million for the three months ended September 28, 2024 from the sale of personal property and equipment

Investing activities used cash of $0.3 million for the nine months ended September 30, 2023 primarily for the purchase of personal property and equipment.

Cash Flows from Financing Activities

Financing activities provided $0.8 million of cash for the nine months ended September 28, 2024 primarily due to proceeds received from the Amended Credit Agreement partially offset by payments made on finance leases.

Financing activities provided $2.1 million of cash for the nine months ended September 30, 2023 primarily due to proceeds received from the issuance of common stock under the RDO Purchase Agreement, net of issuance costs, and the Amended Credit Agreement entered into during the second quarter of 2023, partially offset by cash used for payments for our finance leases and payments under the Loan and Security Agreement with Pacific Western Bank dba Pacific Western Business Finance (the “Revolving Credit Facility”). The Revolving Credit Facility was repaid during the second quarter of 2023.

Contractual Obligations

The Company is obligated to make future cash payments under the Amended Credit Agreement, operating leases, finance leases, and other liabilities. Amounts below are undiscounted and may differ from balances reflected on the financial statements. The table below sets forth certain information about our contractual obligations as of September 28, 2024 (in thousands):

	Payment Due by Fiscal Period
	2024	2025	2026	2027	2028 and thereafter
Operating and finance leases	$311	$1,006	$520	$446	$438
Amended Credit Agreement	—	—	2,304	—	—
Other liabilities(1)	—	—	—	—	—
Total	$311	$1,006	$2,824	$446	$438

(1)	Other liabilities includes short-term notes payable.

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

The Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of September 28, 2024, as required by Rule 13a-15 of the Exchange Act. Based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 28, 2024, the disclosure controls and procedures were not effective because of the material weaknesses in the Company’s internal control over financial reporting described below.

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

In connection with the preparation of the Company’s 2023 Annual Report, the Company’s management, including its Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the Company’s internal control over financial reporting as of December 30, 2023, and identified the material weaknesses described below that continue to exist as of September 28, 2024.

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

Remediation Plan and Status

The Company has implemented the following plan of action and will continue to evaluate and adjust remediation actions as needed to ensure the elements of the remediation plan remain appropriate and are sustainable. The elements of the remediation plan include:

•

The Company did not have effective controls over the accuracy of change orders to ensure they were properly entered into the accounting system and the associated contract values were accurately reported in the accounting system as of December 30, 2023. As of September 28, 2024, we have taken the following actions to remediate the material weakness.

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

•

The Company did not follow established control procedures to (i) timely record on-line payments and other electronic bank transactions, and (ii) reconcile unprocessed credit card payments to suppliers as of December 30, 2023. As of September 28, 2024, we have taken the following actions to remediate the material weakness.

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

Changes in Internal Control over Financial Reporting

Except as described above in “Remediation Plan and Status”, there have been no changes in the Company’s internal control over financial reporting during the quarter ended September 28, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Substantial doubt about our ability to continue as a going concern exists. Our unaudited financial statements for the period ended September 28, 2024 were prepared on the assumption that we would continue as a going concern. Those financial statements expressed a substantial doubt about our ability to continue as a going concern. Those financial statements did not include any adjustments that might result from the outcome of this uncertainty. Our recurring losses, negative cash flows from operating activities, need for additional financing and the uncertainties surrounding our ability to obtain such financing, raise substantial doubt about our ability to continue as a going concern. We have limited cash on hand and will need additional working capital to fund our planned operations. We are subject to significant risks and uncertainties, including failing to secure additional capital to fund our planned operations or failing to profitably operate the business. We intend to raise funds through various potential sources, such as equity or debt financings; however, we can provide no assurance that such financing will be available on acceptable terms, or at all. If adequate financing is not available or we do not achieve profitability and positive cash flows from operating activities, we may be required to significantly curtail or cease our operations, and our business would be jeopardized.

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

Our inability to borrow any amounts under our Amended Credit Agreement, which matures on July 2, 2025, will limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition. As of September 28, 2024, we have outstanding borrowings of $2.3 million under the Amended Credit Agreement, which matures on July 2, 2025. The terms of the Amended Credit Agreement provide for a revolving credit facility of up to the lesser of (a) the borrowing base and (b) $1,000,000, with the borrowing base being in an amount equal to up to 95% of Eligible Receivables (as defined in the Amended Credit Agreement) as determined by the lender from time to time, less any reserves established by the lender in its sole discretion from time to time. As of September 28, 2024 and the date of the filing of this Quarterly Report on Form 10-Q, we do not have any borrowing capacity under the revolving credit. Our inability to borrow any amounts under the Amended Credit Agreement will limit our ability to finance operations or engage in other business activities, which could have a material impact on our financial condition.

Our backlog is subject to unexpected adjustments and cancellations and is, therefore, an uncertain indicator of our future revenue or earnings. As of September 28, 2024, our backlog was approximately $6.9 million. We expect a majority of this backlog to be completed within the next 12 months. We cannot assure investors that the revenue projected in our backlog will be realized or, if realized, will result in profits. Projects currently in our backlog may be canceled or may remain in our backlog for an extended period of time prior to project execution and, once project execution begins, it may occur unevenly over the current and multiple future periods. In addition, project terminations, suspensions or reductions in scope occur from time to time with respect to contracts reflected in our backlog, reducing the revenue and profit we actually receive from contracts reflected in our backlog. Future project cancellations and scope adjustments could further reduce the dollar amount of our backlog in addition to the revenue and profits that we actually earn. The potential for cancellations and adjustments to our backlog are exacerbated by economic conditions, particularly in our chosen area of concentration, the energy industry. The markets for oil and natural gas have been volatile which can exacerbate the potential for cancellations and adjustments to our backlog from our clients in the oil and natural gas industry.

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

On May 30, 2024, the Company received written notice from Nasdaq notifying the Company that the Nasdaq staff had determined that the Company did not meet the terms of the extension. The Company requested an appeal of this determination before a Nasdaq Hearings Panel (the “Panel”). At the Panel hearing, which was held on July 25, 2024, the Company presented a strategic plan to regain compliance with the applicable Nasdaq listing requirements.  The Panel granted an extension until November 26, 2024 for the Company to regain compliance with the applicable Nasdaq listing requirements. The Panel, however, reserved the right to reconsider the terms of the extension based on any event, condition or circumstance that exists or develops that would, in the opinion of the Panel, make continued listing of the Company’s common stock on Nasdaq inadvisable or unwarranted. While the Company’s common stock will continue to trade on Nasdaq during the extension, there can be no assurance that the Company will be able to regain compliance with the applicable Nasdaq listing requirements.

Any delisting of the Company’s common stock from Nasdaq, including as a result of its inability to regain compliance with Listing Rule 5550(b), could adversely affect the Company’s ability to attract new investors, reduce the liquidity of its outstanding shares of common stock, reduce its ability to raise additional capital, reduce the price at which its common stock trades, result in negative publicity and increase the transaction costs inherent in trading such shares with overall negative effects for the Company’s stockholders. The Company cannot assure its investors that its common stock, if delisted from Nasdaq, will be listed on another national securities exchange or quoted on an over-the-counter quotation system. In addition, delisting of the Company’s common stock could deter broker-dealers from making a market in or otherwise seeking or generating interest in the Company’s common stock and might deter certain institutions and persons from investing in the Company’s securities at all. For these reasons and others, delisting could adversely affect the Company’s business, financial condition and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information with respect to repurchases of our common stock for the third quarter of 2024:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares That May Yet be Purchased Under Plans or Programs (1)
June 30, 2024 to July 27, 2024	—	—	—	$—
July 28, 2024 to August 31, 2024	—	—	—	$—
September 1, 2024 to September 28, 2024	—	—	—	$—
Total	—	—	161,308	$425,589

(1)

On April 21, 2015, the Company announced that its Board of Directors had authorized the repurchase of up to $2.0 million of the Company’s common stock from time to time through open market or privately negotiated transactions, based on prevailing market conditions. The Company is not obligated to repurchase any dollar amount or specific number of shares of common stock under the repurchase program, which may be suspended, discontinued or reinstated at any time. The stock repurchase program was suspended on May 16, 2017 and was reinstated on December 19, 2018. As of September 28, 2024, the Company had purchased and retired 161,308 shares at an aggregate cost of $1.6 million under this repurchase program. Management does not intend to repurchase any shares in the near future.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Rule 10b5-1 and Non-Rule 10b5-1 Trading Arrangements

During the fiscal quarter ended September 28, 2024, no director or officer (as defined in Rule 16a-1(f) of the Securities Exchange Act) of the Company adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 105-1 trading arrangements as each term is defined in Item 408(a) of Regulation S-K.

Amendment to Amended Credit Agreement

On November 11, 2024, the Company entered into an amendment to the Amended Credit Agreement with Alliance to (i) increase the interest rate from 8.0% per annum to 12.0% per annum under the term loans and (ii) provide that interest will be payable at maturity instead of monthly in arrears under the term loans and the revolving credit facility. In addition, the amendment to the Amended Credit Agreement waived events of default relating to the non-payment of interest. The foregoing description of the amendment to the Amended Credit Agreement does not purport to be a complete description and is qualified in its entirety by reference to the full text of the amendment, which is filed as Exhibit 10.1 hereto and is incorporated herein by reference.

ITEM 6. EXHIBITS

		Incorporated by Reference to:
Exhibit No.	Description	Form or Schedule	Exhibit No.	Filing Date with SEC	SEC File Number

3.1	Restated Articles of Incorporation of Registrant dated January 29, 2021	8-K	3.1	1/29/2021	001-14217

3.2	Second Amended and Restated Bylaws of Registrant dated April 14, 2016	8-K	3.1	4/15/2016	001-14217

3.3	Amendment to Article Fourth of ENGlobal’s Restated Articles of Incorporation, filed June 29, 2023	8-K	3.1	7/2/23	001-14217

3.4	Certificate of Amendment to the Restated Articles of Incorporation of ENGlobal Corporation	8-K	3.1	12/1/2023	001-14217

4.1	Registrant’s specimen common stock certificate	S-3	4.1	10/31/2005	333-29336

4.2	Form of Common Stock Purchase Warrant	8-K	4.1	2/3/2023	001-14217

*10.1	First Amendment to Amended and Restated Credit Agreement dated November 11, 2024, between ENGlobal and Alliance 2000, Ltd.

*31.1	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

*31.2	Certifications Pursuant to Rule 13a – 14(a) of the Securities Exchange Act of 1934 for the Third Quarter 2019

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

Dated: November 12, 2024
ENGlobal Corporation

	By:	/s/ Darren W. Spriggs
Darren W. Spriggs
Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

